Form 10QSB
period 1999-12-31
CHEROKEE INVESTMENTS INC
filed 2000-05-22
CIK 1101101

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

         Commission file number:  000-28777

                           CHEROKEE INVESTMENTS, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


                         Wyoming                                                 86-0970157
             (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
              incorporation or organization)

                  10130 E. Winding Trail, Tucson, Arizona 85749
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (520) 577-1516
                             ----------------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  XX                   No
                                    -----                    -----

         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 1, 2000 was 1,000,000.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...................................................................................3

         Condensed Balance Sheets as of September 30, 1999
                  and December 31, 1999.........................................................................4

         Condensed Statements of Operations
                  for the Three Month Period Ended
                  December 31, 1999 and 1998....................................................................5

         Condensed Statements of Cash Flows
                  for the Three Month Period Ended
                  December 31, 1999 and 1998....................................................................6

         Condensed Statements of Stockholder's Equity
                  for the Three Month Period Ended
                  December 31, 1999 and 1998....................................................................7

         Notes to Unaudited Condensed Financial Statements......................................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................................................................8

                         PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.......................................................................................10

ITEM 2 CHANGES IN SECURITIES...................................................................................10

ITEM 5 OTHER INFORMATION.......................................................................................10

INDEX TO EXHIBITS..............................................................................................11

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Cherokee Investments, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           CHEROKEE INVESTMENTS, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------

                                                                December 31,      September 31,
                                                                    1999              1999
                                                                 -----------       -----------
ASSETS:                                                          $         -    $           -
                                                                 ===========    =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                 $         -    $          -
          Total Liabilities                                      -----------    -------------
                                                                 -----------    -------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at December 31, 1999
    and September 30, 1999                                             1,000            1,000
  Paid-In Capital                                                         75               75
  Retained Deficit                                                   (1,050)           (1,075)
  Deficit Accumulated During the
    Development Stage                                                   (25)
                                                                 -----------    -------------
         Total Stockholders' Equity                                        -                -
                                                                 -----------    -------------
     Total Liabilities and
       Stockholders' Equity                                      $         -    $           -
                                                                 ===========    =============



                       See notes to financial statements.

                           CHEROKEE INVESTMENTS, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                                          Cumulative
                                                                                             since
                                                      For the three months ended           inception
                                                             December 31,                     of
                                                      --------------------------          development
                                                          1999          1998                 stage
                                                      ------------  -----------        -----------------

Revenues:                                             $            - $         -      $               -


Expenses:                                                        930           -                    930
                                                      -------------- -----------      ------------------
                                                      ============== ===========      ==================
  Net Loss                                            $        (930) $         -      $           (930)
                                                      ============== ===========      ==================

Basic & Diluted loss per share                                     -           -
                                                      ============== ===========

                       See notes to financial statements.

                           CHEROKEE INVESTMENTS, INC.
                           ---------------------------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                     Cumulative
                                                                                                       Since
                                                               For the three months ended           Inception of
                                                                      December 31,                  Development
                                                               --------------------------
                                                                  1999             1998                Stage
                                                               ---------    -------------           -------------

CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
-----------

Net Loss                                                       $ (930)        $      -               $    (930)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Increase (Decrease) in:                                              -                -                      -
                                                               -------        ---------              -----------

  Accounts Payable & Accrued Expenses
  Net Cash Used in operating activities                              -                -                   (930)
                                                               -------        ---------              -----------
CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
-----------
Net cash provided by investing activities                            -                -                      -
                                                               -------        ---------              -----------
CASH FLOWS FROM FINANCING
-------------------------
ACTIVITIES:
-----------
Capital contributed by shareholder                                930                 -                    930
                                                               -------        ---------              -----------
Net Cash Provided by
  Financing Activities                                            930                 -                    930
                                                               -------        ---------              -----------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                         -                 -                      -
Cash and Cash Equivalents
  at Beginning of Period                                            -                 -                      -
Cash and Cash Equivalents
  at End of Period                                             $    -         $       -              $       -
                                                               =======        =========              ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                     $    -         $       -               $      -
  Franchise and income taxes                                   $    -         $       -               $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
----------------------------------------------------------------------



                       See notes to financial statements.

                           CHEROKEE INVESTMENTS, INC.
                           --------------------------
                          (A Development Stage Company)
                          -----------------------------

              Notes to unaudited consolidated financial statements
                                December 31, 1999

NOTE 1 - INTERIM REPORTING

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results from the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

a.  Organization

The Company is a shell company that has had no active business operations for the past three years.

b.  Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

c.  Income Taxes

As of December 31, 1999, the Company has a tax loss carry forward in the amount of $1,000 for federal tax income purposes that may be used in the future to offset taxable income. The tax loss carryforward will begin to expire in 2011. For more information concerning the Company's income taxes, please see the financial statements contained in its Form 10-SB on file with the SEC.

d.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Cherokee Investments, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the three months ended December 31, 1999 or 1998 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended December 31, 1999 or 1998 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three months period ended December 31, 1999 or for the same period in 1998.

The Company recorded net income loss of $930 for the three months ended December 31, 1999 compared to $0 loss for the same period in 1998.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1999, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 1999. The Company had a net working capital deficit of $0 at December 31, 1999 and September 30, 1999.

Net stockholders' deficit in the Company was $0 as of December 31, 1999 and September 30, 1999.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of May, 2000.

Cherokee Investments, Inc.

/s/      Daniel L. Hodges
---------------------------
     Daniel L. Hodges                                             May 12, 2000
     President/CFO and Director

                                  EXHIBIT INDEX

Exhibit No        Page No.          Description

27                12                Financial Data Schedule "CE"