Form 10QSB
period 2001-03-31
CHEROKEE INVESTMENTS INC
filed 2002-01-23
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2001
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                    to
                                            ------------------    -------------
                    Commission file number                 000-28777
                                            ------------------------------------

                           CHEROKEE INVESTMENTS, INC.
 ------------------------------------------------------------------------------
                           (Exact name of small business issuer as
                                   specified in its charter)

                     Wyoming                              86-0970157
--------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

                 11601 E. Lusitano Place, Tucson, Arizona 85750
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 731-9890
                            Issuer's telephone number

                   5505 N. Indian Trail, Tucson, Arizona 85750
  (Former name, former address and fiscal year, if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                  ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 1,000,000


        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Cherokee Investments, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Cherokee Investments, Inc. (a development stage company) as of March 31, 2001 and September 30, 2000 and the related statements of operations for the three and six month periods ended March 31, 2001 and 2000 and cash flows for the six month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /s/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
January 11, 2002

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  March 31,     September 30,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:                                                        $             -  $            -
                                                               ===============  ==============

Liabilities - Accounts Payable                                 $         1,600  $          511
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2001
    and September 30, 2000                                               1,000           1,000
  Paid-In Capital                                                        3,385           2,874
  Retained Deficit                                                      (1,075)         (1,075)
  Deficit Accumulated During the
    Development Stage                                                   (4,910)         (3,310)
                                                               ---------------  --------------

     Total Stockholders' Equity                                         (1,600)           (511)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $             -  $            -
                                                               ===============  ==============













                 See accompanying notes and accountants' report.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                 Cumulative
                                                                               since October
                                                                                  20, 1999
                                                                                 Inception
                  For the three months ended     For the six months ended            of
                          March 31,                      March 31,              development
                 ----------------------------  -----------------------------
                     2001           2000            2001           2000            stage
                 -------------  -------------  --------------  -------------  ----------------
Revenues:        $           -  $           -  $            -  $           -  $              -

Expenses:                1,600              -           1,600            930             4,910
                 -------------  -------------  --------------  -------------  ----------------

     Net Loss    $      (1,600) $           -  $       (1,600) $        (930) $         (4,910)
                 =============  =============  ==============  =============  ================

Basic & Diluted
loss per share
                 $           -  $           -  $            -  $           -
                 =============  =============  ==============  =============


















                 See accompanying notes and accountants' report.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                since October
                                                                                   20, 1999
                                                  For the six months ended       Inception of
                                                          March 31,              Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (1,600)$          (930) $       (4,910)
Increase (Decrease) in Accounts Payable                  1,089               -           1,600
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                   (511)           (930)         (3,310)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                    -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                         511             930           3,310
                                               --------------- ---------------  --------------
Net Cash Provided by
  Financing Activities                                     511             930           3,310
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $            -  $            -   $            -
  Franchise and income taxes                   $            -  $            -   $           25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                       See accompanying notes and accountants' report.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

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

Interim Reporting

        The unaudited financial statements as of March 31, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Wyoming on May 28, 1996. The Company ceased all operating activities during the period from May 28, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the three months ended March 31, 2001
                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (1,600)       1,000,000  $            -
                                              ===============  ===============  ==============


                                                 For the three months ended March 31, 2000
                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $             -        1,000,000  $            -
                                              ===============  ===============  ==============

                                                  For the six months ended March 31, 2001
                                                  ---------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (1,600)       1,000,000  $            -
                                              ===============  ===============  ==============


                                                  For the six months ended March 31, 2000
                                                  ---------------------------------------
Basic Loss per Share
Loss to common shareholders                   $          (930)       1,000,000  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the March 31, 2001 presentation.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

        As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

        As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

        The Company had no sales or sales revenues for the six months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

        The Company had no costs of sales revenues for the six months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had $1,600 in general and administrative expenses for the six month period ended March 31, 2001 and $930 for the same period in 2000.

        The Company recorded net loss of $1,600 for the six months ended March 31, 2001 compared to $930 loss for the same period in 2000.

Capital Resources and Liquidity

        At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $1,600 and $511 at March 31, 2001 and September 30, 2000.

        Net stockholders' deficit in the Company was $1,600 and $511 as of March 31, 2001 and September 30, 2000.

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

*       Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
        Registration Statement, dated January 5, 2000.


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of January, 2002.

Cherokee Investments, Inc.


/s/ Daniel L. Hodges
--------------------------
Daniel L. Hodges
President/CFO and Director

January 21, 2002