Form 10QSB
period 2001-06-30
CHEROKEE INVESTMENTS INC
filed 2002-01-23
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2001
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            ----------------    ----------------
                    Commission file number               000-28777
                                            ------------------------------------

                           CHEROKEE INVESTMENTS, INC.
 -------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Wyoming                              86-0970157
--------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

                 11601 E. Lusitano Place, Tucson, Arizona 85748
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 731-9890
                            Issuer's telephone number

      (Former name, former address and former fiscal year, if changed since last report.)


                       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 1,000,000

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    PART I


Item 1.  Financial Statements


                               INDEPENDENT ACCOUNTANT'S REPORT


Cherokee Investments, Inc.
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Cherokee Investments, Inc. (a development stage company) as of June 30, 2001 and September 30, 2000 and the related statements of operations for the three and nine month periods ended June 30, 2001 and 2000 and cash flows for the nine month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
January 11, 2002

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  June 30,      September 30,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:                                                        $             -  $            -
                                                               ===============  ==============

Liabilities - Accounts Payable                                 $         1,672  $          511
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at June 30, 2001
    and September 30, 2000                                               1,000           1,000
  Paid-In Capital                                                        3,385           2,874
  Retained Deficit                                                      (1,075)         (1,075)
  Deficit Accumulated During the
    Development Stage                                                   (4,982)         (3,310)
                                                               ---------------  --------------

     Total Stockholders' Equity                                         (1,672)           (511)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $             -  $            -
                                                               ===============  ==============


                       See accompanying notes and accountants' report.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                 Cumulative
                                                                               since October
                                                                                  20, 1999
                                                                                 Inception
                  For the three months ended     For the nine months ended           of
                           June 30,                      June 30,               development
                 ----------------------------  -----------------------------
                     2001           2000            2001           2000            stage
                 -------------  -------------  --------------  -------------  ----------------
Revenues:        $           -  $           -  $            -  $            - $              -

Expenses:                   72          1,500           1,672          2,480             4,982
                 -------------  -------------  --------------  -------------  ----------------

     Net Loss    $         (72) $      (1,500) $       (1,672) $      (2,480) $         (4,982)
                 =============  =============  ==============  =============  ================

Basic & Diluted
loss per share
                 $           -  $           -  $            -  $           -
                 =============  =============  ==============  =============


















                       See accompanying notes and accountants' report.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                since October
                                                                                   20, 1999
                                                  For the nine months ended      Inception of
                                                          June 30,               Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (1,672)$        (2,480) $       (4,982)
Increase (Decrease) in Accounts Payable                  1,161               -           1,672
                                               --------------- ---------------  --------------
  Net Cash Used in operating activities                   (511)         (2,480)         (3,310)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                    -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                         511           2,480           3,310
                                               --------------- ---------------  --------------
Net Cash Provided by
  Financing Activities                                     511           2,480           3,310
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $            -  $             -  $            -
  Franchise and income taxes                   $            -  $             -  $           25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                       See accompanying notes and accountants' report.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

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

Interim Reporting

        The unaudited financial statements as of June 30, 2001 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Wyoming on May 28, 1996. The Company ceased all operating activities during the period from May 28, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                  For the three months ended June 30, 2001
                                                  ----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $           (72)       1,000,000  $            -
                                              ===============  ===============  ==============


                                                  For the three months ended June 30, 2000
                                                  ----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $         (1,500)      1,000,000  $            -
                                              ===============  ===============  ==============

                                                  For the nine months ended June 30, 2001
                                                  ---------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (1,672)       1,000,000  $            -
                                              ===============  ===============  ==============

                                                  For the nine months ended June 30, 2000
                                                  ---------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (2,480)       1,000,000  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the June 30, 2001 presentation.

                           CHEROKEE INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

        As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

        As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

        The Company had no sales or sales revenues for the nine months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

        The Company had no costs of sales revenues for the nine months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had $1,672 general and administrative expenses for the nine month period ended June 30, 2001 and $2,480 for the same period in 2000

        The Company recorded net loss of $1,672 for the nine months ended June 30, 2001 compared to $2,480 loss for the same period in 2000.

Capital Resources and Liquidity

        At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $1,672 and $511 at June 30, 2001 and September 30, 2000.

        Net stockholders' deficit in the Company was $1,672 and $511 as of June 30, 2001 and September 30, 2000.

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