Form 10QSB
period 2002-05-31
CHEROKEE INVESTMENTS INC
filed 2002-09-16
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         May 31, 2002
                               -------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                     to
                               -------------------    --------------------------
Commission file number                         000-28777
                       ---------------------------------------------------------

                               Crescent Moon, Inc.
     -----------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Wyoming                                            86-0970157
--------------------------------------------------------------------------------
     (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                          Identification No.)

                     2557 Cannan Road, Bloomfield, NY 14469
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 657-1010
                 -----------------------------------------------
                            Issuer's telephone number

        Cherokee Investments, 11601 East Lusitano Place, Tucson, AZ 85748
 -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 3, 2002 1,450,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    CONTENTS


                                                                                                          Page

Independent Accountant's Report............................................................................F - 1

Balance Sheets
   May 31, 2002 and February 28, 2002......................................................................F - 2

Statements of Operations for the
   Three Months Ended May 31, 2002 and 2001................................................................F - 3

Statements of Cash Flows for the
   Three Months Ended May 31, 2002 and 2001................................................................F - 4

Notes to Financial Statements..............................................................................F - 6

PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Crescent Moon, Inc.
(Formerly Cherokee Investments, Inc.)


     We have reviewed the accompanying balance sheets of Crescent Moon, Inc. (Formerly Cherokee Investments, Inc.) as of May 31, 2002 and February 28, 2002 and the related statements of operations and cash flows for the three month periods ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
July 30, 2002

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                                 BALANCE SHEETS

                                                                      May 31,        February 28,
                                                                        2002             2002
                                                                  ----------------  ---------------
ASSETS:
   Current Assets
     Cash                                                         $          1,073  $         1,980
     Accounts Receivable                                                     8,294                -
                                                                  ----------------  ---------------
        Total Current Assets                                                 9,367            1,980
                                                                  ----------------  ---------------
   Fixed Assets
     Office Equipment                                                        2,510            2,510
     Port-O-Pot and Trailers                                               333,110          329,110
     Polyportable Equipment                                                 18,116           18,116
     Crescent Moon                                                          26,369           26,369
                                                                  ----------------  ---------------
        Total Fixed Assets                                                 380,105          376,105
        Less Accumulated Depreciation                                     (283,945)        (268,346)
                                                                  ----------------  ---------------
            Net Fixed Assets                                                96,160          107,759
                                                                  ----------------  ---------------
   Total Assets                                                   $        105,527  $       109,739
                                                                  ================  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
   Current Liabilities
     Accounts Payable                                             $          9,252  $         8,251
     Advances from Shareholder                                             119,525           18,687
     Bank Line of Credit                                                       748           41,000
     Current Portion of Long-Term Debt                                       3,688           16,125
                                                                  ----------------  ---------------
       Total Current Liabilities                                           133,213           84,063
   Notes Payable                                                            44,395           36,984
                                                                  ----------------  ---------------
     Total Liabilities                                                     177,608          121,047
                                                                  ----------------  ---------------
Stockholders' Equity:
  Common Stock, No Par Value
    Authorized 200 shares, Issued 25 shares
    at May 31, 2002 and February 28, 2002                                   10,100           10,100
  Retained Earnings (Deficit)                                              (82,181)         (21,408)
                                                                  ----------------  ---------------
     Total Stockholders' Equity                                            (72,081)         (11,308)
                                                                  ----------------  ---------------
       Total Liabilities and Stockholders' Equity                 $        105,527  $       109,739
                                                                  ================  ===============

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF OPERATIONS

                                                             For the Three Months Ended
                                                                       May 31,
                                                    ---------------------------------------------

                                                            2002                    2001
                                                    ---------------------   ---------------------

Revenues:                                           $              36,670   $              52,195
                                                    ---------------------   ---------------------

Expenses:
   Advertising                                                      1,198                   1,481
   General and Administrative                                      47,787                 166,215
                                                    ---------------------   ---------------------

      Total Operating Expenses                                     48,985                 167,696

Other Income (Expense)                                            (48,180)                 68,840
                                                    ---------------------   ---------------------

   Net Other Income (Expense)                                     (48,180)                 68,840
                                                    ---------------------   ---------------------

Net Income (Loss) Before
   Taxes                                                          (60,495)                (46,661)

Income and Franchise Taxes                                            278                     100
                                                    ---------------------   ---------------------

     Net Income (Loss)                              $             (60,773)  $             (46,761)
                                                    =====================   =====================

Basic & Diluted Earnings
    (Loss) per Share                                $         (2,430.92)    $         (1,870.44)
                                                    =====================   =====================








   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                                For the Three Months Ended
                                                                                         May 31,
                                                                       --------------------------------------------

                                                                               2002                    2001
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                                      $             (60,773)  $            (46,761)
Non-Cash Operating Activities:
   Gain on Sale of Equipment                                                               -                      -
   Depreciation                                                                       15,599                 17,548
(Increase) Decrease in Accounts Receivable                                            (8,294)               (14,235)
Increase (Decrease) Accounts Payable                                                   1,001                  1,539
Increase (Decrease) Customer Deposits                                                      -                 (1,006)
                                                                       ---------------------   --------------------

 Net Cash provided by operating activities                                           (52,467)               (42,915)
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                              (4,000)               (45,997)
Proceeds from Sale of Equipment                                                            -                      -
                                                                       ---------------------   --------------------

Net cash provided by (used in)
 investing activities                                                                 (4,000)               (45,997)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                                                -                 39,819
Principal payments on Notes Payable                                                   (5,026)                (2,757)
Net Advances from Shareholder                                                        100,838                 (3,255)
Net Increase (Decrease) Line of Credit                                               (40,252)                30,996
                                                                       ---------------------   --------------------
Net Cash Provided by (used in)
 Financing Activities                                                                 55,560                 64,803
                                                                       ---------------------   --------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                             (907)               (24,109)
Cash and Cash Equivalents
  at Beginning of Period                                                               1,980                 27,638
                                                                       ---------------------   --------------------

 Cash and Cash Equivalents at End of Period                            $               1,073   $              3,529
                                                                       =====================   ====================

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                               For the Three Months Ended
                                                                                         May 31,
                                                                      ---------------------------------------------

                                                                               2002                    2001
                                                                      ----------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                            $                    -   $                  -
  Franchise and income taxes                                          $                  278   $                100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
       None


























   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This  summary of  accounting  policies for Crescent  Moon,  Inc.  (Formerly
Cherokee Investments, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of May 31, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of New York on March 2, 1995.

Nature of Business

     The Company is primarily in the business of providing portable restroom services. In addition the Company acts as a warehouser for PolyPortables, Inc. by assembling and storing plastic portable toilets.

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

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

     The reconciliations of the numerators and denominators of the basic earnings (loss) per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                  For the three months ended May 31, 2002
                                                                  ---------------------------------------
Basic Loss per Share
Earnings to common shareholders                         $          (60,773)                  25  $     (2,430.92)
                                                        ==================  ===================  ==================


                                                                  For the three months ended May 31, 2001
                                                                  ---------------------------------------
Basic Loss per Share
Loss to common shareholders                             $          (46,761)                  25  $     (1,870.44)
                                                        ==================  ===================  ==================

     There are no outstanding common stock equivalents for May 31, 2002 and 2001.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Revenue Recognition

     Revenue is recognized as services are performed or as products are sold.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fixed Assets

     Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line and accelerated methods over the estimated economic useful lives of the related assets as follows:

         Office Equipment                                     3-5 years
         Port-O-Pot and Trailers                              5-7 years
         Polyportable Equipment                               5-7 years
         Crescent Moon                                        5-7 years

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

     Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Advertising

     Advertising costs are expensed as incurred.

Reclassifications

     Certain reclassifications have been made in the May 31, 2001 financial statements to conform with the May 31, 2002 presentation.

NOTE 2 - RENT AND LEASE EXPENSE

     The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2005.

     The Company has entered into a lease agreements for its office and warehouse facilities. The rental charges are approximately $725 per month. The leases expires in June 2002 and July 2003.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - RENT AND LEASE EXPENSE (continued)

     Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense for the Company for the years ended May 31, 2002 and May 31, 2001 was $11,494 and $12,484, respectively, including rent under month-to month leases.

     Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending December 31,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------

                          2002                          $            5,810  $            17,864  $           23,674
                          2003                                       8,177                4,500              12,677
                          2004                                       8,177                    -               8,177
                          2005                                       2,725                    -               2,725
                          2006                                           -                    -                   -
                                                        ------------------  -------------------  ------------------

            Total minimum lease payments due                        24,889               22,364              47,253

           Less amounts representing interest                      (4,530)                    -             (4,530)
                                                        ------------------  -------------------  ------------------

                                                        $           20,359  $            22,364  $           42,723
                                                        ==================  ===================  ==================

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 3 -  RELATED PARTY TRANSACTIONS

     Due to related party at May 31, 2002 and February 28, 2002 consists of the following:

                                                                               May 31,          February 28,
                                                                                 2002               2002
                                                                          ------------------  ----------------
Advances, unsecured, non-interest bearing,
due on demand                                                             $          119,525  $         18,687
                                                                          ==================  ================

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Continued)

NOTE 3 -  RELATED PARTY TRANSACTIONS (continued)

     The Company leases a four acre parcel from the Company's Stockholder for approximately $350 per month under an operating lease. The lease began August 1, 1997 and expires on July 31, 2002.

     The Company leases warehouse space from the Company's Stockholder for approximately $375 per month under an operating lease. The warehouse lease began July 1, 1998 and expires on June 30, 2003.

     The Company leases a ten-unit trailer from the Company's Stockholder for $200 per year under an operating lease. The lease began March 1, 1998 and expired on January 31, 2001. The lease has remained in effect on a month to month basis.

     The Company leases a pick-up truck from the Company's Stockholder for $684 per month under an operating lease. The lease began July 1, 1998 and expired March 31, 2001. The lease has remained in effect on a month to month basis.

     The Company leases a twenty-unit trailer from the Company's Stockholder for $756 per year under an operating lease. The lease began June 1, 1998 and expired January 31, 2001. The lease has remained in effect on a month to month basis.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Continued)

NOTE 4 - LONG TERM DEBT

     Long-term liabilities of the Company at May 31, 2002 and February 28, 2002 consists of the following:

                                                                          May 31,         February 28,
                                                                            2002              2002
                                                                      ----------------  -----------------
$50,000 revolving line of credit payable to M&T
Bank, due on demand with interest of 1.5% over prime
(6.25% at February 28, 2002), unsecured                               $          1,798  $          41,000

Lease Payable to Liberty Financial Group, due June
18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                                     16,989             19,033


Note Payable to M&T Bank, due July 19, 2001, payable $502.60 per month with interest at 1% over prime, secured by personal guarantee by the
Company's Stockholder and UCC                                                    2,013              2,013

Note Payable to M&T Bank, due August 6, 2001, payable $416.49 per month with interest at 10.25%,
unsecured                                                                            -                  -

Note Payable to M&T Bank, due August 1, 2003, payable $812.36 per month with interest at 7.5%,
secured by automotive equipment                                                 11,001             13,438

Note payable to M&T Bank, due December 24, 2005, payable $531.31 per month, with interest at 1.5% over prime (6.25% at February 28, 2002), secured by
personal guarantee by the Company's Stockholder                                 17,030             18,624
                                                                      ----------------  -----------------
                                                                                48,831             94,108
Less Current Portion                                                             4,436             57,124
                                                                      ----------------  -----------------

          Total Long-Term Liability                                   $         44,395  $          36,984
                                                                      ================  =================

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (Continued)

NOTE 4 - LONG TERM DEBT (continued)

         Principal payments due on long-term debt for each of the five years subsequent to February 28, 2002 and thereafter are as follows:

       Year ending:                Amount
---------------------------  ------------------
           2002              $           23,784
           2003                          16,125
           2004                          14,753
           2005                               -
           2006                               -
        Thereafter                            -
                             ------------------
           Total             $           54,662
                             ==================

NOTE 5 - INCOME TAXES

     As of May 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $82,000 that may be offset against future taxable income through 2022.

NOTE 6 - MERGER/ACQUISITION

     On May 6, 2002, the Company entered into the acquisition agreement whereby in exchange for 1,200,000 shares of common stock, the Company acquired Rochester Portable Specialties, Inc., a New York corporation as a wholly owned subsidiary. The acquisition of Rochester Portable Specialties closed on June 3, 2002. The Company is in the process of changing its name to Crescent Moon, Inc.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following statement is made pursuant to the safe harbor provision for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. Crescent Moon, Inc. (Formerly Cherokee Investments, Inc.) may make certain statements in this Prospectus, including, without limitation statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements may relate to our future growth and profitability; the anticipated trends in our industry; and our competitive strengths and business strategies; Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. For a discussion of factors that may affect the outcome projected in such statements, see "Risk Factors and Investment Considerations." If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this 10QSB.

PLAN OF OPERATION

     Crescent Moon, Inc. (Formerly Cherokee Investments, Inc.) provides temporary restroom units including single units, disability accesses units, chemical toilets, and portable trailer with flush toilets, running water, air conditioning, and stereo sound.

     Crescent Moon, Inc. (Formerly Cherokee Investments, Inc.) provides a variety of services including; delivering and picking up temporary restroom units; cleaning and stocking temporary restrooms; event planning to determine utility and power requirements, total restroom capacity needed based on attendance estimates and event duration, restroom location, and timing and frequency of cleaning and restocking.

     All single unit temporary restrooms, constructed of plastic, are purchased from the same manufacturer, Poly Portables, to ensure compatibility and interchangeability of replacement parts and to reduce inventory requirements for these parts.

     Restroom trailers are custom built to meet local demands. Four trailers have been built by Crescent Moon to service larger events. These chemical restrooms trailers are durably built with marine plywood interiors to facilitate ease of cleaning and repairs of any vandalism or other damage. Top of the line flush restroom trailers are watertight for ease of cleaning with a more attractive white composite interior and porcelain and stainless steel fixtures. These trailers were custom built to Crescent Moon, Inc.'s (Formerly Cherokee Investments, Inc.) specifications by Advanced Containment Systems, Inc., and Ameri-Can Engineering. All units are designed to withstand the vibrations and torque associated with transportation.

     We have designed an innovative pumper truck that utilizes a flat tank instead of a round tank. This enables drivers to haul more equipment at one time, saving significant time and costs in multiple trips to event sites. So far, four of these trucks have been built for us with another two process.

     Market - Crescent Moon, Inc.'s (Formerly Cherokee Investments, Inc.) market is the temporary restroom rentals service, and event management for outdoor events in Rochester/Western New York area.

     Crescent Moon, Inc.(Formerly Cherokee Investments, Inc.) serves over 200 individual events in many market segments including: Sporting events such as regattas, golf tournaments, and town soccer leagues; annual neighborhood arts festivals such as the Corn Hill Festival and the Park Avenue Festival; carnivals and other fund-raisers; annual city festivals such as the Lilac Festival; outdoor concerts and music festivals for the Finger Lakes Performing Arts Center and other; and individual events such as weddings, graduations, and private parties.

Customers - Crescent Moon, Inc.'s (Formerly Cherokee Investments, Inc.) main customers are the event planners themselves. Large event management organizations-Beau Productions and the Rochester Broadway Theatre League comprise of 22% of our business. Smaller event planners such as wedding consultants and catering companies coordinate multiple events with Rochester Portable during each season. Additional customers are those in charge of planning only one event such as a not-for-profit fund-raiser or a corporate picnic.

RESULTS OF OPERATIONS

Total Revenues - For the three months ended May 31, 2002 and 2001, the Company had total sales of approximately $36,670 and $52,195 respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - For the three months ended May 31, 2002 and 2001, the Company had costs and expenses of approximately $48,985 and $167,696 respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended May 31, 2002 and 2001, the Company used approximately $52,000 and $43,000 in cash flow from operating activities.

     At May 31, 2002,the Company had total current assets of $9,367 compared to $1,980 current assets at February 28, 2002. The company had a net working capital deficit of $123,846 and $82,083 at May 31, 2002 and February 28, 2002.

     Net stockholders' deficit in the Company was $72,081 and $11,308 as of May 31, 2002 and February 28, 2002.

     The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         1.       EXHIBITS

         Exhibit No.       Exhibit

     3.1  Articles of Incorporation(1)

     3.2  Amended Articles of Incorporation(1)

     3.3  Bylaws(1)

     99.1 Certification  Pursuant to 18 U.S.C.  ss 1350, As Adopted  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification  Pursuant to 18 U.S.C.  ss 1350, As Adopted  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On June 3, 2002, the Company filed a report on 8-K reporting the acquisition of Crescent Moon, Inc. (Formerly Cherokee Investments, Inc.) under Item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets,
Item 6, Resignation of Registrant's Dirctors, and Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

(1)  Incorporated   herein  by  reference   from   Registrant's   Form  10SB12G,
     Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-K, dated June 3, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                                  (Registrant)





DATE:     September 3, 2002              By:    /s/ Robert P. Denome
       -------------------------         ---------------------------------------
                                         Robert P. Denome
                                         President, Principal Executive Officer,
                                         and Director