Form 10QSB
period 2002-08-31
CRESCENT MOON INC
filed 2003-01-03
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-28777

                               Crescent Moon, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

            Wyoming                                             86-0970157
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                     2557 Cannan Road, Bloomfield, NY 14469
                    (Address of principal executive offices)

                                 (716) 657-1010
                            Issuer's telephone number

        Cherokee Investments, 11601 East Lusitano Place, Tucson, AZ 85748 (Former name, address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 27, 2002 1,450,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Crescent Moon, Inc.
(Formerly Cherokee Investments, Inc.)


         We have reviewed the accompanying balance sheets of Crescent Moon, Inc. (Formerly Cherokee Investments, Inc.) as of August 31, 2002 and February 28, 2002 and the related statements of operations for the three and six month periods ended August 31, 2002 and 2001 and cash flows for the six month periods ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO
                                                    Certified Public Accountants

Salt Lake City, Utah
December 27, 2002

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                                 BALANCE SHEETS

                                                                                 August 31,         February 28,
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS:
   Current Assets
     Cash                                                                    $           14,273  $            1,980
     Accounts Receivable                                                                 25,907                   -
                                                                             ------------------  ------------------
        Total Current Assets                                                             40,180               1,980
                                                                             ------------------  ------------------
   Fixed Assets
     Office Equipment                                                                     2,510               2,510
     Port-O-Pot and Trailers                                                            380,733             355,479
     Polyportable Equipment                                                              18,116              18,116
                                                                             ------------------  ------------------
        Total Fixed Assets                                                              401,359             376,105
        Less Accumulated Depreciation                                                  (302,947)           (268,346)
                                                                             ------------------  ------------------
            Net Fixed Assets                                                             98,412             107,759
                                                                             ------------------  ------------------
   Total Assets                                                              $          138,592  $          109,739
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
   Current Liabilities
     Accounts Payable                                                        $           25,172  $            8,251
     Advances from Shareholder                                                           56,842              18,687
     Bank Line of Credit                                                                      -              41,000
     Current Portion of Long-Term Debt                                                   20,947              16,125
                                                                             ------------------  ------------------
       Total Current Liabilities                                                        102,961              84,063
   Notes Payable                                                                         19,803              36,984
                                                                             ------------------  ------------------
     Total Liabilities                                                                  122,764             121,047
                                                                             ------------------  ------------------
Stockholders' Equity:
  Common Stock, Par Value $.001
    Authorized 100,000,000 shares, Issued 1,450,000 shares
    at August 31, 2002 and 1,200,000 shares
    at February 28, 2002                                                                  1,450               1,200
  Additional Paid-In Capital                                                              8,650               8,900
  Retained Earnings (Deficit)                                                             5,728             (21,408)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                          15,828             (11,308)
                                                                             ------------------  ------------------
       Total Liabilities and Stockholders' Equity                            $          138,592  $          109,739
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF OPERATIONS



                                           For the Three Months Ended               For the Six Months Ended
                                                   August 31,                              August 31,
                                      -------------------------------------  --------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------

Revenues:                             $         162,443   $         167,421  $          198,437  $          219,316
                                      -----------------   -----------------  ------------------  ------------------

Expenses:
   Advertising                                    1,154               4,826               2,352               6,307
   General and Administrative                    96,112              59,262             166,014             157,499
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                   97,266              64,088             168,366             163,806

Other Income (Expense)
   Interest Expense                              (1,191)               (461)             (1,805)               (461)
   Loss on Disposal of Assets                         -                   -                (852)                  -
   Other Income (Expense)                             -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

   Net Other Income (Expense)                    (1,191)               (461)             (2,657)               (461)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
   Taxes                                         63,986             102,872              27,414              55,049

Income and Franchise Taxes                            -                   -                 278                 100
                                      -----------------   -----------------  ------------------  ------------------

     Net Income (Loss)                $          63,986   $         102,872  $           27,136  $           54,949
                                      =================   =================  ==================  ==================

Basic & Diluted Earnings
    (Loss) per Share                  $           0.04    $           0.09   $            0.02   $            0.05
                                      =================   =================  ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months Ended
                                                                                           August 31,
                                                                             --------------------------------------

                                                                                    2002                2001
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                                            $           27,136  $           54,949
Non-Cash Operating Activities:
   Loss on Sale of Equipment                                                                852                   -
   Depreciation                                                                          35,588              35,096
(Increase) Decrease in Accounts Receivable                                              (25,907)            (50,695)
Increase (Decrease) Accounts Payable                                                     16,921               1,241
Increase (Decrease) Customer Deposits                                                         -                   -
                                                                             ------------------  ------------------

 Net Cash provided by operating activities                                               54,590              40,591
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                                (27,093)            (99,194)
Proceeds from Sale of Equipment                                                               -                   -
                                                                             ------------------  ------------------

Net cash provided by (used in)
 investing activities                                                                   (27,093)            (99,194)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Notes Payable                                                                   -              22,440
Principal payments on Notes Payable                                                     (12,359)            (19,753)
Net Advances from Shareholder                                                            38,155              25,240
Net Increase (Decrease) Line of Credit                                                  (41,000)              7,943
                                                                             ------------------  ------------------
Net Cash Provided by (used in)
 Financing Activities                                                                   (15,204)             35,870
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                              12,293             (22,733)
Cash and Cash Equivalents
  at Beginning of Period                                                                  1,980              27,638
                                                                             ------------------  ------------------

 Cash and Cash Equivalents at End of Period                                  $           14,273  $            4,905
                                                                             ==================  ==================


                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (continued)



                                                                                    For the Six Months Ended
                                                                                           August 31,
                                                                             --------------------------------------

                                                                                    2002                2001
                                                                             ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                   $            1,805  $              461
  Franchise and income taxes                                                 $              278  $              100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On June 3, 2002, the Company issued 250,000 shares to acquire Cherokee Investments, Inc.


























   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001

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

Interim Reporting

         The unaudited financial statements as of August 31, 2002 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of New York on March 2, 1995.

         On June 3, 2002, the Company merged with Cherokee Investments, Inc. (Cherokee), a Wyoming corporation. The merger was accounted for as a reverse merger, with the Company being treated as the acquiring entity for financial reporting purposes. In connection with this merger, the Company issued 250,000 shares of common stock in exchange for the assets and liabilities of Cherokee. As a result of the merger, the Company became a Wyoming corporation.

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 25 shares to 1,200,000). All references in the accompanying financial statements to the number of Common shares and per-share amounts for 2002 and 2001 have been restated to reflect the equivalent number of post merger shares.

Nature of Business

         The Company is primarily in the business of providing portable restroom services. In addition the Company acts as a warehouser for PolyPortables, Inc. by assembling and storing plastic portable toilets.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Continued)

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

Earnings (Loss) per Share

         The reconciliations of the numerators and denominators of the basic earnings (loss) per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                For the three months ended August 31, 2002
Basic Earnings (Loss) per Share
Earnings (Loss) to common shareholders                  $           63,986            1,444,565  $             0.04
                                                        ==================  ===================  ==================

                                                                For the three months ended August 31, 2001
Basic Earnings (Loss) per Share
Earnings (Loss) to common shareholders                  $          102,872            1,200,000  $             0.09
                                                        ==================  ===================  ==================

                                                                 For the six months ended August 31, 2002
Basic Earnings (Loss) per Share
Earnings (Loss) to common shareholders                  $           27,136            1,322,283  $             0.02
                                                        ==================  ===================  ==================

                                                                 For the six months ended August 31, 2001
Basic Earnings (Loss) per Share
Earnings (Loss) to common shareholders                  $           54,949            1,200,000  $             0.05
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents for August 31, 2002 and 2001.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Continued)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - RENT AND LEASE EXPENSE

         The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2005.

         The Company has entered into a lease agreements for its office and warehouse facilities. The rental charges are approximately $725 per month. The leases expires in June 2002 and July 2003.

         Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense for the Company for the six months ended August 31, 2002 and August 31, 2001 was $7,839 and $7,839, respectively, including rent under month-to month leases.

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

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Continued)

NOTE 3 -  RELATED PARTY TRANSACTIONS

         Due to related party at August 31, 2002 and February 28, 2002 consists of the following:

                                                                              August 31,        February 28,
                                                                                 2002               2002
                                                                          ------------------  ----------------

Advances, unsecured, non-interest bearing,
due on demand                                                             $           56,842  $         18,687
                                                                          ==================  ================

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

NOTE 4 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $0 and $41,000 as of August 31, 2002 and February 28, 2002, respectively.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Continued)

NOTE 5 - LONG TERM DEBT

         Long-term liabilities of the Company at August 31, 2002 and February 28, 2002 consists of the following:

                                                                                 August 31,         February 28,
                                                                                    2002                2002
                                                                             ------------------  ------------------

Lease Payable to Liberty Financial Group, due June
18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                                  $           13,181  $           19,034

Note Payable to M&T Bank, due July 19, 2001,
payable $502.60 per month with interest at 1% over
prime, secured by personal guarantee by the
Company's Stockholder and UCC                                                                 -               2,013

Note Payable to M&T Bank, due August 1, 2003,
payable $812.36 per month with interest at 7.5%,
secured by automotive equipment                                                           9,216              13,438

Note payable to M&T Bank, due December 24, 2005,
payable $531.31 per month, with interest at 1.5% over
prime (6.25% at February 28, 2002), secured by
personal guarantee by the Company's Stockholder                                          18,353              18,624
                                                                             ------------------  ------------------
                                                                                         40,750              53,109
Less Current Portion                                                                     20,947              16,125
                                                                             ------------------  ------------------

          Total Long-Term Liability                                          $           19,803  $           36,984
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Continued)

NOTE 5 - LONG TERM DEBT (continued)

         Principal payments due on long-term debt for each of the five years subsequent to February 28, 2002 and thereafter are as follows:

       Year ending:                Amount
---------------------------  ------------------
           2003              $           19,817
           2004                          17,163
           2005                           7,753
           2006                               -
           2007                               -
        Thereafter                            -
                             ------------------
           Total             $           44,733
                             ==================

NOTE 6 - INCOME TAXES

         As of February 28, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $21,000 that may be offset against future taxable income through 2022.




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

RESULTS OF OPERATIONS

Total Revenues - For the three months ended August 31, 2002 and 2001, the Company had total sales of approximately $162,000 and $167,000 respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Total Revenues For the six months ended August 31, 2002 and 2001, the Company had total sales of approximately $198,437 and $219,316 respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - For the three months ended August 31, 2002 and 2001, the Company had costs and expenses of approximately $97,000 and $64,000 respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

Costs and Expenses For the six months ended August 31, 2002 and 2001, the Company had costs and expenses of approximately $168,366 and $163,806 respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended August 31, 2002 and 2001, the Company used approximately $55,000 and $41,000 in cash flow from operating activities.

         At August 31, 2002, the Company had total current assets of $40,180 compared to total current assets of $1,980 at February 28, 2002. The company had a net working capital deficit of $62,781 and $82,083 at August 31, 2002 and February 28, 2002, respectively.

         Net stockholders' equity in the Company was $15,828 as of August 31, 2002, and net stockholders' deficit was $11,308 as of February 28, 2002.

         The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.


Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

         (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


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

         1.       EXHIBITS

         Exhibit No.       Exhibit

         3.1      Articles of Incorporation(1)

         3.2      Amended Articles of Incorporation(1)

         3.3      Bylaws(1)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                                  (Registrant)




DATE:     December 30, 2002                   By:    /s/ Robert P. Denome
                                                     Robert P. Denome
                                              President, Principal Executive and
                                              Financial Officer


I, Robert P. Denome, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Crescent Moon, Inc.


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002


/s/ Robert P. Denome
President, Principal Executive and Financial Officer