Form 10QSB
period 2002-11-30
CRESCENT MOON INC
filed 2003-01-03
CIK 1101101

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  November 30, 2002

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


         We have reviewed the accompanying balance sheets of Crescent Moon, Inc. (Formerly Cherokee Investments, Inc.) as of November 30, 2002 and February 28, 2002 and the related statements of operations for the three and nine month periods ended November 30, 2002 and 2001 and cash flows for the nine month periods ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted

                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
December 27, 2002

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                                 BALANCE SHEETS

                                                                                November 30,        February 28,
                                                                                    2002                2002
                                                                             ------------------  ------------------
ASSETS:

   Current Assets
     Cash                                                                    $           17,276  $            1,980
     Accounts Receivable                                                                  8,293                   -
                                                                             ------------------  ------------------
        Total Current Assets                                                             25,569               1,980
                                                                             ------------------  ------------------
   Fixed Assets

     Office Equipment                                                                     2,510               2,510
     Port-O-Pot and Trailers                                                            382,024             355,479
     Polyportable Equipment                                                              18,116              18,116
                                                                             ------------------  ------------------
        Total Fixed Assets                                                              402,650             376,105
        Less Accumulated Depreciation                                                  (320,741)           (268,346)
                                                                             ------------------  ------------------
            Net Fixed Assets                                                             81,909             107,759
                                                                             ------------------  ------------------
   Total Assets                                                              $          107,478  $          109,739
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
   Current Liabilities

     Accounts Payable                                                        $           26,481  $            8,251
     Advances from Shareholder                                                           55,889              18,687
     Bank Line of Credit                                                                      -              41,000
     Current Portion of Long-Term Debt                                                   19,079              16,125
                                                                             ------------------  ------------------
       Total Current Liabilities                                                        101,449              84,063
   Notes Payable                                                                         16,651              36,984
                                                                             ------------------  ------------------
     Total Liabilities                                                                  118,100             121,047
                                                                             ------------------  ------------------
Stockholders' Equity:
  Common Stock, Par Value $.001

    Authorized 100,000,000 shares, Issued 1,450,000 shares
    at November 30, 2002 and 1,200,000 shares
    at February 28, 2002                                                                  1,450               1,200
  Additional Paid-In Capital                                                              8,650               8,900
  Retained Earnings (Deficit)                                                           (20,722)            (21,408)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                         (10,622)            (11,308)
                                                                             ------------------  ------------------
       Total Liabilities and Stockholders' Equity                            $          107,478  $          109,739
                                                                             ==================  ==================


         The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF OPERATIONS

                                           For the Three Months Ended              For the Nine Months Ended
                                                  November 30,                            November 30,
                                      -------------------------------------  --------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------

Revenues:                             $          39,461   $          36,050  $          237,898  $          255,366
                                      -----------------   -----------------  ------------------  ------------------

Expenses:

   Advertising                                      916                 180               3,268               6,487
   General and Administrative                    64,475              64,354             230,489             221,853
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                   65,391              64,534             233,757             228,340

Other Income (Expense)

   Interest Expense                                (373)                  -              (2,178)               (461)
   Loss on Disposal of Assets                         -                   -                (852)                  -
   Other Income (Expense)                             -                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

   Net Other Income (Expense)                      (373)                  -              (3,030)               (461)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before

   Taxes                                        (26,303)            (28,484)              1,111              26,565

Income and Franchise Taxes                          147                   -                 425                 100
                                      -----------------   -----------------  ------------------  ------------------

     Net Income (Loss)                $         (26,450)  $         (28,484) $              686  $           26,465
                                      =================   =================  ==================  ==================

Basic & Diluted Earnings

    (Loss) per Share                  $         (0.02)    $         (0.02)   $                -  $            0.02
                                      =================   =================  ==================  ==================








         The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                                          November 30,
                                                                             --------------------------------------

                                                                                    2002                2001
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING

ACTIVITIES:

Net Income (Loss)                                                            $              686  $           26,465
Non-Cash Operating Activities:
   Loss on Sale of Equipment                                                                852                   -
   Depreciation                                                                          53,382              52,644
(Increase) Decrease in Accounts Receivable                                               (8,293)             (5,269)
Increase (Decrease) Accounts Payable                                                     18,230              (1,048)
Increase (Decrease) Customer Deposits                                                         -                   -
                                                                             ------------------  ------------------

 Net Cash provided by operating activities                                               64,857              72,792
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING

ACTIVITIES:

Purchase of Fixed Assets                                                                (28,384)           (101,891)
Proceeds from Sale of Equipment                                                               -                   -
                                                                             ------------------  ------------------

Net cash provided by (used in)
 investing activities                                                                   (28,384)           (101,891)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING

ACTIVITIES:

Proceeds from Notes Payable                                                                   -              20,396
Principal payments on Notes Payable                                                     (17,379)            (23,784)
Net Advances from Shareholder                                                            37,202              30,738
Net Increase (Decrease) Line of Credit                                                  (41,000)            (19,105)
                                                                             ------------------  ------------------
Net Cash Provided by (used in)

 Financing Activities                                                                   (21,177)              8,245
                                                                             ------------------  ------------------

Net (Decrease) Increase in

  Cash and Cash Equivalents                                                              15,296             (20,854)
Cash and Cash Equivalents
  at Beginning of Period                                                                  1,980              27,638
                                                                             ------------------  ------------------

 Cash and Cash Equivalents at End of Period                                  $           17,276  $            6,784
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                   For the Nine Months Ended
                                                                                          November 30,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                   $            2,178  $              461
  Franchise and income taxes                                                 $              425  $              100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES:

       On June 3, 2002, the Company issued 250,000 shares of common stock to acquire Cherokee Investments, Inc.

         The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

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

Interim Reporting

         The unaudited financial statements as of November 30, 2002 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)

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

Earnings (Loss) per Share

         The reconciliations of the numerators and denominators of the basic earnings (loss) per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)
                                                               For the three months ended November 30, 2002

BASIC EARNINGS (LOSS) PER SHARE
Earnings (Loss) to common shareholders                  $          (26,450)           1,450,000  $           (0.02)
                                                        ==================  ===================  ==================

                                                               For the three months ended November 30, 2001
BASIC EARNINGS (LOSS) PER SHARE
Earnings (Loss) to common shareholders                  $          (28,484)           1,200,000  $           (0.02)
                                                        ==================  ===================  ==================

                                                                For the nine months ended November 30, 2002

BASIC EARNINGS (LOSS) PER SHARE
Earnings (Loss) to common shareholders                  $              686            1,364,545  $                   -
                                                        ==================  ===================  ==================

                                                                For the nine months ended November 30, 2001

BASIC EARNINGS (LOSS) PER SHARE
Earnings (Loss) to common shareholders                  $           26,465            1,200,000  $             0.02
                                                        ==================  ===================  ==================

         There are no outstanding common stock equivalents for November 30, 2002 and 2001.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)

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

Reclassifications

         Certain reclassifications have been made in the August 31, 2001 financial statements to conform with the August 31, 2002 presentation.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - RENT AND LEASE EXPENSE

         The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2005.

         The Company has entered into a lease agreements for its office and warehouse facilities. The rental charges are approximately $725 per month. The leases expires in June 2002 and July 2003.

         Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense for the Company for the nine months ended November 30, 2002 and 2001 was $11,759 and $11,759, respectively, including rent under month-to month leases.

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

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 3 -  RELATED PARTY TRANSACTIONS

         Due to related party at November 30, 2002 and February 28, 2002 consists of the following:

                                                                             November 30,       February 28,
                                                                                 2002               2002
                                                                          ------------------  ----------------

Advances, unsecured, non-interest bearing,
due on demand                                                             $           55,889  $         18,687
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

NOTE 4 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $0 and $41,000 as of November 30, 2002 and February 28, 2002, respectively.

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 5 - LONG TERM DEBT

         Long-term liabilities of the Company at November 30, 2002 and February 28, 2002 consists of the following:

                                                                                November 30,        February 28,
                                                                                    2002                2002
                                                                             ------------------  ------------------
Lease Payable to Liberty Financial Group, due June
18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                                  $           11,572  $           19,034

Note  Payable to M&T Bank,  due July 19,  2001,
payable  $502.60 per month with interest at 1% over
prime, secured by personal guarantee by the
Company's Stockholder and UCC                                                                 -               2,013

Note  Payable to M&T Bank,  due August 1, 2003,
payable  $812.36 per month with interest at 7.5%,
secured by automotive equipment                                                           7,002              13,438

Note payable to M&T Bank, due December 24, 2005,
payable $531.31 per month, with interest at 1.5% over
prime (6.25% at February 28, 2002), secured by
personal guarantee by the Company's Stockholder                                          17,156              18,624
                                                                             ------------------  ------------------
                                                                                         35,730              53,109
Less Current Portion                                                                     19,079              16,125
                                                                             ------------------  ------------------

          Total Long-Term Liability                                          $           16,651  $           36,984
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                      (FORMERLY CHEROKEE INVESTMENTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Continued)

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

RESULTS OF OPERATIONS

Total Revenues - For the three months ended November 30, 2002 and 2001, the Company had total sales of approximately $39,461 and $36,050 respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Total Revenues - For the nine months ended November 30, 2002 and 2001, the Company had total sales of approximately $237,898 and $255,366 respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - For the three months ended November 30, 2002 and 2001, the Company had costs and expenses of approximately $65,391 and $64,534 respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

Costs and Expenses - For the nine months ended November 30, 2002 and 2001, the Company had costs and expenses of approximately $233,757 and $228,340 respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended November 30, 2002 and 2001, the Company used approximately $65,000 and $73,000 in cash flow from operating activities.

         At November 30, 2002,the Company had total current assets of $25,569 compared to $1,980 current assets at February 28, 2002. The company had a net working capital deficit of $75,880 and $82,083 at November 30, 2002 and February 28, 2002.

         Net stockholders' deficit in the Company was $10,622 and $11,308 as of November 30, 2002 and February 28, 2002.

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

(b) The Company did not file a report on Form 8-K during the quarter ended November 30, 2002.

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