Form 10KSB
period 2003-02-28
CRESCENT MOON INC
filed 2003-11-20
CIK 1101101

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ----------.

         Commission file number:  000-28777


                               CRESCENT MOON, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Wyoming                                      86-0970157
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                     2557 Cannan Road, Bloomfield, NY 14469
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (716) 657-1010
                             ----------------------
                           (Issuer's telephone number)


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

At February 28, 2003, the aggregate market value of all shares of voting stock held by non- affiliates was $250. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of February 28, 2003, was as follows: Common Stock $.001 par value, 1,450,000 shares.

Total revenues for fiscal year ended February 28, 2003: $258,488

At February 28, 2003, the number of shares of common stock outstanding was 1,450,000.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

         The Company is engaged primarily in the business of providing temporary restroom rentals and service, and event management for outdoor events in Rochester/Western New York area. In addition, the Company acts as a warehouser for PolyPortables, Inc. by assembling and storing plastic portable toilets.

History

         The Company was incorporated under the laws of the state of Wyoming on May 28, 1996 under the name Cherokee Investments, Inc. Before our acquisition of Rochester Portable Specialties, we were an inactive publicly registered shell corporation and had no significant assets or operations. Daniel Hodges founded the company and was the sole officer and director, and majority shareholder until the acquisition of Rochester Portable Specialties. On May 6, 2002 we entered into a acquisition agreement with Rochester Portable Specialties, Inc. of New York to acquire Rochester Portable Specialties and its assets and liabilities. Our shareholders approved the acquisition and we completed the acquisition on June 3, 2002. As a result of the acquisition, we issued 1,200,0000 shares of our common stock to the shareholder of Rochester Portable Specialties. Additionally, pursuant to the acquisition, Mr. Hodges resigned from his positions with the company and also returned to Crescent Moon for cancellation 750,000 shares of his original share holding of 800,000 shares of common stock. Other than the stock issuance to Mr. Denome, no other payments, including no finders fees or consulting fees, were paid as part of the transaction. Greg Polla, a friend of Robert Demone, then President of Rochester Portable Specialties, located Mr. Hodges and Cherokee Investments and introduced the parties to the transaction.

         After the acquisition of Rochester Portable Specialties, we are in the business of providing temporary restroom rentals and service, and event management for outdoor events in Rochester/Western New York area. To reflect our business, we changed our name from Cherokee Investments, Inc. to Crescent Moon, Inc.

Services

         Crescent Moon provides a variety of services including:

                  o        delivering and picking up temporary restroom units.

                  o cleaning and stocking temporary restrooms monthly, weekly, daily, or hourly.


                  o event planning in the early stages to determine utility/power requirements;

                           total restroom capacity needed based on attendance estimates and event duration; restroom location to facilitate traffic flow in relation to other vendors (food, drink, etc.); and timing and frequency of cleaning and re- stockings, etc.

                  o        on-site   coordination   during   events  to  monitor
                           restroom usage and recommend changes, if needed.

Product Design and Construction

         All single unit temporary restrooms, constructed of plastic, are purchased from the same manufacturer, Poly Portables, to ensure compatibility and interchangeability of replacement parts and to reduce inventory requirements for these parts.

         Restroom trailers are custom built to meet local market demands. Four trailers have been acquired to service larger events. These chemical restroom trailers are durably built with marine plywood interiors to facilitate ease of cleaning and repairs of any vandalism or other damage. Top of the line flush restroom trailers are watertight for ease of cleaning with a more attractive white composite interior and porcelain and stainless steel fixtures. These trailers were custom built to Crescent Moon's specifications by Advanced Containment Systems, Inc., and Ameri-Can Engineering. All units are designed to withstand the vibration and torque associated with transportation.

         We have designed an innovative pumper truck that utilizes a flat tank instead of a round tank. This enables drivers to haul more equipment at one time, saving significant time and costs in multiple trips to event sites. Four of these trucks have been built for us with another two in process.

Market

         Crescent Moon's market is to provide portable and temporary restroom rentals and service, and event management, for outdoor events in Rochester/Western New York area. Outdoors and special events have sanitation needs that Crescent Moon can fill by providing portable and temporary restroom rentals. Crescent Moon serves over 200 individual events in many market segments including:

                  o Sporting events such as regattas, golf tournaments, and town soccer leagues. o Annual neighborhood arts festivals such as The Corn Hill Festival and the Park Avenue Festival o Carnivals and other fund-raisers

                  o        Annual city festivals such as the Lilac Festival

                  o Outdoor concerts and music festivals for the Finger Lakes Performing Arts Center and others, and

                  o Individual events such as weddings, graduations, and private parties.

Customers

         Our main customers are the event planners themselves. Large event management organizations, such as Beau Productions will utilize our services for all their events that need temporary restroom services. Smaller event planners such as wedding consultants and catering companies coordinate multiple events with Crescent Moon during each season. Additional customers are those in charge of planning only one event such as a not-for-profit fund-raiser or a corporate picnic.

         Crescent Moon markets its services directly to event planners and organizers. Our marketing strategy is to keep in phone contact with local event planners and organizers in order to assist them in ascertaining their needs. Additionally, Crescent Moon advertises its services such as in the local phone book.

         Our two biggest customers accounting for approximately 21% of our revenue are the Buffalo Bills football club, and Beau Productions, an event productions company. The Buffalo Bills football club holds an eight week summer training camp hosted at St. John Fisher College in Rochester, New York. While we have had only year to year agreements with the Buffalo Bills football club to provide temporary restroom facilities for their training camp, we believe that it is likely that they will continue to use our services for the eight-year term contract that they have with St. John Fisher College. Beau Productions is an event production and promoting company that we have worked with for seven years. We currently have a contract with Beau Productions that provides that they use Crescent Moon as their preferred provider for any of their temporary restroom needs. That contract has three year remaining before it expires.

         We have no other material contracts with our customers. We have no contracts with our suppliers. For our supplies, we generally seek quotes and shop around for best prices.

Competition

         The Company is not a significant participant in the national market for temporary restroom rentals and service. There are established national companies that have significantly greater financial and personnel resources than we have in this field. In the Rochester/Western New York area market that Crescent Moon serves, the Company is a significant participant in that they supply over 80% of the restroom rentals in that local special event marketplace.

Intellectual Property

         We hold a federal trademark for "Crescent Moon." We do not own any other intellectual property.

Government Regulation

         Our business relating to the handling, transportation and disposal of waste is subject to extensive and complex rules and regulations of, and examinations by, federal, state and local government authorities, including New York State Department of Environmental Conservation, Monroe County Waste Water Authority, and OSHA. We apply for and receive a permit from the New York State Department of Environmental Conservation, Waste Transporter Permit # 8A-567 which identifies the septage waste material that we handle, that we may transport an unlimited quantity of septage waste materials, and that we dispose of such septage waste material by pumping out at approved facilities. This permit is set to expire on January 31, 2004. We apply for and receive a permit from the Monroe County Waste Water Authority, Scavenger Waste Hauler Discharge Permit # 766, District 8520, which allows us to dispose of septage waste at local Monroe County facilities for our waste disposal, where we pay a per gallon fee for waste we dispose. This permit is set to expire on February 15, 2004. We must have the waste that we handle tested by the Monroe County Waste Water Authority to ensure that we are not disposing hazardous wastes. We also apply for and receive permits based on the weight class and types of vehicles we use from the New York State Highway use tax permit, Permit # D55964 18th Series which expires December 31, 2005, and Interstate Federal Highway use tax permit, Permit 16-1477715 which expires December 31, 2003.

         Although we believe we have systems and procedures in place to ensure compliance with these requirements and believe that we currently are in compliance in all material respects with applicable federal, state and local laws, rules, regulations, there can be no assurance of full compliance with current laws, regulations and rules, that more restrictive laws, regulations and rules will not be adopted in the future, or that existing laws, regulations and rules. The occurrence of any such event could make compliance substantially more difficult or expensive, expose us to claims and administrative enforcement actions, or otherwise materially and adversely affect our business, financial condition and prospects.

Employees

         We have 4 full-time employees. Our employees are not represented by a union. We considers our relations with our employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         Crescent Moon has entered into a lease agreement with its president Robert P. Denome on July 1, 1998 for its 1,500 square foot office facilities. The rental charges are approximately $375 per month and this lease expired in June 30, 2003. Crescent Moon has also entered into a lease agreement with its president Robert P. Denome on August 1, 1997 for its four acre storage lot. The rental charges are approximately $350 per month and this lease expired in July 31, 2002. The leases have remained in effect on a month to month basis.

         We have assets of portable toilets, trailers, associated equipment and office equipment with a value of approximately $413,000 as of February 28, 2003. This is comprised of the following assets: two hundred single-unit portable toilets; ten handicap toilets; two 12 x 6 foot flush trailers; one 12 foot flush trailer; one 16 foot flush trailer; one 20 foot flush trailer; one 4-Job Restroom trailer; nine holding tanks and tools; two hauling trailers; one 1996 Dodge Pump Truck; and one 1994 Freightliner Pump Truck. These assets are encumbered by our outstanding bank loans with a total outstanding amount of $20,659 as of February 28, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Our common stock is not listed or quoted at the present time, and there is no public market for our common stock. There can be no assurance that a public market for our common stock will ever develop. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

         We have no options or warrants outstanding at the current time.

         As of February 28, 2003, there were approximately 27 shareholders.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

Results of Operations

Revenues

         Total revenues decreased 9% for the year ended February 28, 2003 were $258,488 compared to $285,304 for the year ended February 28, 2002. Revenues consist primarily of fees collected for the rental and management of portable restrooms. Our revenues decreased in 2003 as compared to 2002, due to less equipment rental as a result of the general economic slowdown in the United States. However, rental fees are expected to return to the same level in 2004. Due to the seasonality of our business whereby we generate most of our revenue during the warmer months when there are a greater number of outdoor events that we service, we generally have a significant net loss for the first quarter of each fiscal year. Additionally, in order to keep our employees working year round, we tend to purchase new equipment for assembly and make repairs to old equipment during the winter months.

Costs and Expenses

         Crescent Moon had costs and expenses for year ended February 28, 2003 in the amount of $249,761 compared to $281,779 for the same period ended February 28, 2002. Costs and expenses consist primarily of supplies, chemicals, selling and marketing expenses and general and administrative expenses. The 11% in expenses was directly related to not producing as much rental income as 2002, thus operating expenses are naturally lower.

Net Income

         Crescent Moon had net loss for the year ended February 28, 2003 in the amount of ($1,373) compared to a net income of $2,155 for the year ended February 28, 2002.

Liquidity and Capital Resources

         For the years ended February 28, 2003 and 2002, $66,670 and $75,632 in cash flow was provided by operating activities.

         At February 28, 2003, Crescent Moon had total current assets of $3,312 compared to $1,980 current assets at February 28, 2002. We had a net working capital deficit of $105,565 and $82,083 at February 28, 2003 and 2002 respectively.

         Net stockholders' deficit for Crescent Moon was $12,681 as of February 28, 2003 and $11,308 at February 28, 2002.

         At February 28, 2003, Crescent Moon had net cash in the amount of $66,670 provided by its operating activities compared to $75,632 for the same period ended February 28, 2002. Net cash used in investing activity, consisting of the purchase of fixed assets, was $37,882 as of February 28, 2003 compared to net cash used in the amount of $110,709 for the same period ended February 28, 2002. With the economic downturn, we had reduced revenues. Management, therefore, reduced expenditures of fixed assets in 2003 in order to mitigate the risks posed by the economic climate. Net cash used by its financing activities was $27,997 as of February 28, 2003 resulting from the decrease of the business line of credit and corresponding net advances from Mr. Denome. For February 28, 2002, net cash provided from financing activities was $9,419. At February 28, 2003 Crescent Moon had cash in the amount of $2,771 compared to $1,980 for the year ended February 28, 2002. We expect that we will be able to satisfy our cash requirements for the next twelve months from our existing cash flow.

         Additionally, Crescent Moon has a business line of credit with Manufacturers and Traders Trust in the amount of $50,000 at the interest rate of prime plus 1 1/2 percent. As of February 28, 2003, the line of credit had a $44,202 balance, while at February 28, 2002 the line of credit had a balance of $41,000. Robert Denome, president of Crescent Moon, has advanced money to the company. On February 28, 2003, the advances totaled $10,030, while as of February 28, 2002, advances from Mr. Denome totaled $18,687. The advances made by Mr. Denome are due on demand and are non-interest bearing. There are no agreements or understandings with Mr. Denome to provide advances in the future.

         Management believes that there are no known material trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Outstanding Loans

         In addition to the Line of Credit mentioned above, Crescent Moon is carrying three loans as of February 28, 2003. One loan is a note payable to Manufacturers and Traders Trust Bank with an original principal amount of $25,000 due August 1, 2003 payable at $812.36 per month with an interest rate of prime plus 1%. As of February 28, 2003, this loan had a balance of $4,728. There is a second note payable to Manufacturers and Traders Trust Bank with an original principal amount of $25,000 due December 24, 2005 payable at $531.31 per month with an interest rate of prime plus 1 1/2 %. As of February 28, 2003, this loan had a balance of $15,931. Lastly, as of February 28, 2003, advances from Mr. Denome totaled $10,030. The advances made by Mr. Denome are due on demand and are non-interest bearing.

Seasonality

         Crescent Moon's business is seasonal, with its revenue generated primarily during the warmer weather months when it provides its portable restroom services to outdoor festivals and events.

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

Board of Directors. Information as to the director and executive officer of the Company is as follows:


Name of Director/Officer                 Age          Position(s) with Company
------------------------                              ------------------------

Robert P. Denome                         39           President, CEO & Director

         Robert P. Denome has over 20 years of experience in the Waste Management industry. Growing up in the family business, Mendon Disposal, Inc., Mr. Denome took over management of the business in 1987. In December 1991, the family company was sold to Waste Management, Inc. (WMI). Mr. Denome then went to work for WMI, first supervising residential solid waste routes and then taking over the management of the division known as Port-O-Let/Modulaire -- special event services grossing over $900,000 per year. From 1992 through 1993, Mr. Denome held the position of supervisor of Port-O-Let, and from 1993 through 1995 he held the position of department manager of Port-O-Let/Modulaire and Event Services. During the course of the four years that he worked with WMI, through December of 1995, Mr. Denome gained valuable experience in the operations of a larger corporation including marketing new product introductions, route analysis and efficiency improvement, financial justifications for major purchases, profitability studies per product line, and more. Mr. Denome left WMI in December of 1995 and began operating Crescent Moon, Inc. in January 1996.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid by us to the chief executive officer, Robert Denome and the four most highly compensated executive officers for services rendered during the last three fiscal years.

                                                                                                  Long-Term
                                                                                             Compensation Awards
                                                                       -------------------------------------------------------------
                                                    Annual                Restricted           Securities                 All
        Name and                                 Compensation                Stock             Underlying                Other
                                         -----------------------------
   Principal Position           Year        Salary         Bonus            Awards            Options/ SARS           Compensation
-------------------------    ----------  ------------ ---------------- ----------------- -----------------------  ------------------

Robert Denome                2003        $      5,200 $              - $               - $                     -  $                -
President, CEO               2002               8,300                -                 -                       -                   -
                             2001               7,800                -                 -                       -                   -


Director Compensation

         Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,450,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of February 28, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of                     Nature of                           # Shares
Beneficial Owner                        Ownership                           Owned                   Percent
--------------------------------------- ----------------------------------  ----------------        -------------
Principal Shareholders and Stockholdings of Management
Robert Denome
2557 Cannan Road
Bloomfiled, NY 14469                    Common                              1,200,000               83%

All Officer and Directors
  As a Group                                                                1,200,000               83%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Crescent Moon has entered into a lease agreement with its president and director Robert P. Denome on July 1, 1998 for its 1,500 square foot office facilities. The rental charges are approximately $375 per month and this lease expires in June 30, 2003. Crescent Moon has also entered into a lease agreement with its president and director Robert P. Denome on August 1, 1997 for its four acre storage lot. The rental charges are approximately $350 per month and this lease expires in July 31, 2002. The lease has remained in effect on a month to month basis on the same terms as the original written lease.

         Crescent Moon leases a four acre parcel from Robert Demone, the company's president, director and majority shareholder for approximately $350 per month under an operating lease. The lease began August 1, 1997 and the lease term expired on July 31, 2002. The lease has remained in effect on a month to month basis on the same terms as the original written lease.

         Crescent Moon leases warehouse space from Robert Demone, the company's president, director and majority shareholder for approximately $375 per month under an operating lease. The warehouse lease began July 1, 1998 and expires on June 30, 2003.

         Crescent Moon leases a ten-unit trailer from Robert Demone, the company's president, director and majority shareholder for $200 per year under an operating lease. The lease began March 1, 1998 and expired on January 31, 2001. The lease has remained in effect on a month to month basis on the same terms as the original written lease.

         The Company leases a pick-up truck from Robert Demone, the company's president, director and majority shareholder for $684 per month under an operating lease. The lease began July 1, 1998 and expired March 31, 2001. The lease has remained in effect on a month to month basis on the same terms as the original written lease. The Company leases a twenty-unit trailer from Robert Demone, the company's president, director and majority shareholder for $756 per year under an operating lease. The lease began June 1, 1998 and expired January 31, 2001. The lease has remained in effect on a month to month basis on the same terms as the original written lease.

         Robert Demone, the company's president, director and majority shareholder, advanced to Crescent Moon funds in the amount totaling $10,030 as of February 28, 2003. The unsecured, non- interest bearing advances were utilized by the Company to acquire supplies and to pay off its higher interest rate bank loans and line of credit. The advances made by Mr. Denome are non-interest bearing and due on demand. There are no agreements or understandings with Mr. Denome to provide advances in the future.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No. Exhibit

         *3       Articles of Incorporation

         *3.2     Bylaws

         *3.1     Amended Articles of Incorporation

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         A Current Report was filed on June 3, 2002, announcing the change in control of president and director.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 5, 2000.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

         (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

         (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

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

CRESCENT MOON, INC.

By:   /s/ Robert P. Denome
   -----------------------------------------
      Robert P. Denome
      President and Director
     (Principal Executive and Financial Officer)

Date: November 19, 2003

                               CRESCENT MOON, INC.


                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           FEBRUARY 28, 2003 AND 2002

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  February 28, 2003 and 2002...............................................................................F - 2

Statements of Operations for the
  Years Ended February 28, 2003 and 2002...................................................................F - 3

Statement of Stockholders' Equity
  Years Ended February 28, 2003 and 2002...................................................................F - 4

Statements of Cash Flows for the
  Years Ended February 28, 2003 and 2002...................................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Crescent Moon, Inc.


         We have audited the accompanying balance sheets of Crescent Moon, Inc. as of February 28, 2003 and 2002, and the related statements of operations, statement of stockholders' equity and cash flows for the two years ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Moon, Inc. as of February 28, 2003 and 2002, and the results of its operations and its cash flows for the two years ended February 28, 2003 in conformity with generally accepted accounting principles in the United States of America.


                                                    Respectfully Submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 13, 2003

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS

                                                                                          February 28,
                                                                             --------------------------------------
ASSETS                                                                              2003                2002
------                                                                       ------------------  ------------------
     Current Assets:
          Cash                                                               $            2,771  $            1,980
          Income Tax Receivable                                                             541                   -
                                                                             --------------------------------------
               Total Current Assets                                                       3,312               1,980
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 11,332               2,510
          Port-O-Pot and Trailers                                                       384,539             355,479
          Polyportable Equipment                                                         18,116              18,116
          Less Accumulated Depreciation                                                (310,533)           (268,346)
                                                                             ------------------  ------------------
               Net Fixed Assets                                                         103,454             107,759
                                                                             ------------------  ------------------

     Other Assets: Deferred Tax Assets                                                    2,834                   -
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          109,600  $          109,739
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           32,886  $            8,251
          Accrued Expenses                                                                3,150                   -
          Customer Deposits                                                               1,446                   -
          Advances from Shareholder                                                      10,030              18,687
          Bank Line of Credit                                                            44,202              41,000
          Current Portion of Long-Term Debt                                              17,163              16,125
                                                                             ------------------  ------------------
               Total Current Liabilities                                                108,877              84,063
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        13,404              36,984
                                                                             ------------------  ------------------
                Total Non-Current Liabilities                                            13,404              36,984
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       122,281             121,047
                                                                             ------------------  ------------------

     Stockholders' Equity:
          Common Stock, Par Value $.001, Authorized
          100,000,000 shares, Issued and Outstanding
          1,450,000 and 1,200,000 at February 28, 2003 and 2002                           1,450               1,200
          Additional Paid in Capital                                                      8,650               8,900
          Retained Earnings (Deficit)                                                   (22,781)            (21,408)
                                                                             ------------------  ------------------
               Total Stockholders' Equity                                               (12,681)            (11,308)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          109,600  $          109,739
                                                                             ==================  ==================

         The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS




                                                                                       For the Year Ended
                                                                                          February 28,
                                                                             --------------------------------------

                                                                                    2003                2002
                                                                             ------------------  ------------------

Revenues:                                                                    $          258,488  $          285,304
                                                                             ------------------  ------------------

Expenses:
   Advertising                                                                            3,509               6,786
   General and Administrative                                                           246,252             274,993
                                                                             ------------------  ------------------

      Total Operating Expenses                                                          249,761             281,779
                                                                             ------------------  ------------------

Net Operating Income                                                                      8,727               3,525

Other Income (Expense)
   Gain on Sale of Equipment                                                                  -               3,031
   Interest Expense                                                                     (13,475)             (4,301)
                                                                             ------------------  ------------------

   Net Other Income (Expense)                                                           (13,475)             (1,270)
                                                                             ------------------  ------------------

   Net Income (Loss) Before Taxes                                                        (4,748)              2,255

Income and Franchise Taxes                                                                  541                (100)
Deferred Income Tax                                                                       2,834                   -
                                                                             ------------------  ------------------

     Net Income (Loss)                                                       $           (1,373) $            2,155
                                                                             ==================  ==================

Basic & Diluted Earnings
    (Loss) per Share                                                         $                -  $                -
                                                                             ==================  ==================

Weighted Average Shares                                                               1,265,000           1,200,000
                                                                             ==================  ==================





         The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED FEBRUARY 28, 2003 AND 2002





                                                                                 Additional           Retained
                                                  Common Stock                    Paid in             Earnings
                                           Shares               Value             Capital            (Deficit)
                                      -----------------   -----------------  ------------------  ------------------

Balance at February 28, 2001                  1,200,000   $           1,200  $            8,900  $          (23,563)

Net Income                                            -                   -                   -               2,155
                                      -----------------   -----------------  ------------------  ------------------

Balance at February 28, 2002                  1,200,000               1,200               8,900             (21,408)

June 3, 2003, Shares Issued in
   Connection with Merger                       250,000                 250                (250)                  -

Net Loss                                              -                   -                   -              (1,373)
                                      -----------------   -----------------  ------------------  ------------------

Balance at February 28, 2003                  1,450,000   $           1,450  $            8,650  $          (22,781)
                                      =================   =================  ==================  ==================



















         The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended
                                                                                       February 28,
                                                                       --------------------------------------------

                                                                               2003                    2002
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $              (1,373)  $              2,155
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          42,187                 71,177
(Increase) Decrease in Deferred Tax Asset                                             (2,834)                     -
(Increase) Decrease in Income Tax Receivable                                            (541)                     -
Increase (Decrease) Accounts Payable                                                  24,635                  5,073
Increase (Decrease) Accrued Expenses                                                   3,150                      -
Increase (Decrease) Customer Deposits                                                  1,446                 (2,773)
                                                                       ---------------------   --------------------

 Net Cash provided by operating activities                                            66,670                 75,632
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                             (37,882)              (110,709)
                                                                       ---------------------   --------------------

Net cash provided used by investing activities                                       (37,882)              (110,709)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                                -                 24,530
Principal payments on Notes Payable                                                  (21,743)               (29,470)
Net Advances from Shareholder                                                         (9,456)                (7,683)
Net Increase (Decrease) Line of Credit                                                 3,202                 22,042
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                 (27,997)                 9,419
                                                                       ---------------------   --------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                     791                (25,658)
Cash and Cash Equivalents at Beginning of Period                                       1,980                 27,638
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $               2,771   $              1,980
                                                                       =====================   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $              13,476   $              4,301
  Franchise and income taxes                                           $                   -   $                100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

         The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at February 28, 2003 and 2002.

Revenue Recognition

         Revenue is recognized as services are performed or as products are sold.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the years ending February 28, 2003 and 2002 was $42,187 and $71,177. Depreciation and amortization are computed using the straight- line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $3,509 and $6,786 for the years ended February 28, 2003 and 2002.

Reclassifications

         Certain reclassifications have been made in the February 28, 2002 financial statements to conform with the February 28, 2003 presentation.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Income

         The Company does not have any accumulated comprehensive income items, and therefore, is not required to report comprehensive income.

NOTE 2 - RENT AND LEASE EXPENSE

         The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2005. The Company has entered into a lease agreements for its office and warehouse facilities. The rental charges are approximately $725 per month. The leases expires in June 2002 and July 2003.

         Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense for the Company for the years ended February 28, 2003 and February 28, 2002 was $23,355 and $27,057, respectively, including rent under month-to month leases.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)

NOTE 2 - RENT AND LEASE EXPENSE (Continued)

Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending December 31,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------
                          2003                          $            8,177  $             4,500  $           12,677
                          2004                                       8,177                    -               8,177
                          2005                                       2,725                    -               2,725
                          2006                                           -                    -                   -
                          2007                                           -                    -                   -
                                                        ------------------  -------------------  ------------------
            Total minimum lease payments due                        19,079                4,500              23,579

           Less amounts representing interest                      (1,241)                    -             (1,241)
                                                        ------------------  -------------------  ------------------

                                                        $           17,838  $             4,500  $           22,338
                                                        ==================  ===================  ==================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of February 28, 2003 and February 28, 2002 the Company owes the following to a stockholder of the Company:

                                                                                      February 28,
                                                                          ------------------------------------
                                                                                 2003               2002
                                                                          ------------------  ----------------

Advances, unsecured, non-interest bearing,
due on demand                                                             $           10,030  $         18,687
                                                                          ==================  ================


         The Company leases a four acre parcel from the Company's Stockholder for approximately $350 per month under an operating lease. The lease began August 1, 1997 and expired on July 31, 2002. The lease has remained in effect on a month to month basis.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)

NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

         The Company leases warehouse space from the Company's Stockholder for approximately $375 per month under an operating lease. The warehouse lease began July 1, 1998 and expired on June 30, 2003. The lease has remained in effect on a month to month basis.

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $2,834 and $0 as of February 28, 2003 and 2002, respectively. These deferred tax benefits are the result of differences between book and tax depreciation of fixed assets.

         Income tax expense was $259 and $146 for the years ended February 28, 2003 and 2002, respectively.

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $44,202 and $41,000 as of February 28, 2003 and 2002, respectively.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Continued)

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at February 28, 2003 and February 28, 2002 consists of the following:

                                                                                 February 28,
                                                                      -----------------------------------
                                                                            2003              2002
                                                                      ----------------  -----------------
Lease Payable to Liberty Financial Group,
due June 18, 2004, payable $681.40 per
month with interest at 13.8%, secured by equipment                    $          9,908  $          19,033


Note  Payable to M&T Bank,  due July 19,  2001,
payable  $502.60 per month with interest at 1%
over prime, secured by personal guarantee by the
Company's Stockholder and UCC                                                        -              2,013

Note  Payable to M&T Bank,  due August 1, 2003,
payable  $812.36 per month with interest at 1.0%
over prime, secured by automotive equipment                                      4,728             13,438

Note payable to M&T Bank, due December 24, 2005,
payable $531.31 per month, with interest at 1.5%
over prime (6.25% at February 28, 2002), secured by
personal guarantee by the Company's Stockholder                                 15,931             18,625
                                                                      ----------------  -----------------
                                                                                30,567             53,109
Less Current Portion                                                            17,163             16,125
                                                                      ----------------  -----------------

          Total Long-Term Liability                                   $         13,404  $          36,984
                                                                      ================  =================

         Principal payments due on long-term debt for each of the five years subsequent to February 28, 2003 and thereafter are as follows:

       Year ending:                Amount
---------------------------  ------------------
           2003                          16,125
           2004                          14,753
           2005                               -
           2006                               -
           2007                               -
        Thereafter                            -
                             ------------------
           Total             $           30,878
                             ==================