Form 10QSB
period 2003-05-31
CRESCENT MOON INC
filed 2004-02-23
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2003
                                                 ---------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-28777

                               Crescent Moon, Inc.
                              ---------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Wyoming                                              86-0970157
--------------------------------------------------------------------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                     2557 Cannan Road, Bloomfield, NY 14469
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (716) 657-1010
                            Issuer's telephone number


         (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 13, 2004 1,450,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Crescent Moon, Inc.

         We have reviewed the accompanying balance sheets of Crescent Moon, Inc. as of May 31, 2003, and the related statement of operations for the three months ended May 31, 2003 and 2002 and the statement of cash flows for the three month periods ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Crescent Moon, Inc. as of February 28, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated November 13, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of February 28, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    Respectfully Submitted,


                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
February 19, 2004

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  May 31,           February 28,
ASSETS                                                                              2003                2003
                                                                             ------------------  ------------------
     Current Assets:
          Cash                                                               $            1,662  $            2,771
          Income Tax Receivable                                                             541                 541
                                                                             --------------------------------------
               Total Current Assets                                                       2,203               3,312
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 11,332              11,332
          Port-O-Pot and Trailers                                                       397,039             384,539
          Polyportable Equipment                                                         18,116              18,116
          Less Accumulated Depreciation                                                (313,557)           (310,533)
                                                                             ------------------  ------------------
               Net Fixed Assets                                                         112,930             103,454
                                                                             ------------------  ------------------

     Other Assets: Deferred Tax Assets                                                    2,834               2,834
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          117,967  $          109,600
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           26,164  $           32,886
          Accrued Expenses                                                                4,595               3,150
          Customer Deposits                                                               5,718               1,446
          Related Party Note Payable                                                     15,080              10,030
          Bank Line of Credit                                                            44,213              44,202
          Current Portion of Long-Term Debt                                              22,324              17,163
                                                                             ------------------  ------------------
               Total Current Liabilities                                                118,094             108,877
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        21,602              13,404
                                                                             ------------------  ------------------
                Total Non-Current Liabilities                                            21,602              13,404
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       139,696             122,281
                                                                             ------------------  ------------------
     Stockholders' Equity:
          Common Stock, Par Value $.001,  Authorized  100,000,000 shares, Issued and Outstanding 1,450,000 and 1,200,000 at May 31, 2003 and
          February 28, 2003                                                               1,450               1,450
          Additional Paid in Capital                                                      8,650               8,650
          Retained Earnings (Deficit)                                                   (31,829)            (22,781)
                                                                             ------------------  ------------------
               Total Stockholders' Equity                                               (21,729)            (12,681)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          117,967  $          109,600
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            May 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Revenues:                                                                    $           22,519  $           35,994
                                                                             ------------------  ------------------
Expenses:
   Advertising                                                                            1,742               1,198
   General and Administrative                                                            36,879              69,902
                                                                             ------------------  ------------------

      Total Operating Expenses                                                           38,621              71,100
                                                                             ------------------  ------------------
Net Operating Income

Other Income (Expense)
   Gain (Loss) on Disposal of Assets                                                      7,500                (852)
   Interest Expense                                                                        (446)               (614)
                                                                             ------------------  ------------------

   Net Other Income (Expense)                                                             7,054              (1,466)
                                                                             ------------------  ------------------

   Net Income (Loss) Before Taxes                                                        (9,048)            (36,572)

Income and Franchise Taxes                                                                    -                 278
Deferred Income Tax                                                                           -                   -
                                                                             ------------------  ------------------

     Net Income (Loss)                                                       $           (9,048) $          (36,850)
                                                                             ==================  ==================

Basic & Diluted Earnings
    (Loss) per Share                                                         $           (0.01)  $           (0.03)
                                                                             ==================  ==================

Weighted Average Shares                                                               1,450,000           1,200,000
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                         May 31,
                                                                       --------------------------------------------

                                                                               2003                    2002
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $              (9,048)  $            (36,850)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          10,524                 17,794
(Gain)Loss on Disposal of Assets                                                      (7,500)                   852
(Increase) Decrease in Accounts Receivable                                                 -                 (7,230)
(Increase) Decrease in Income Tax Receivable                                                                      -
Increase (Decrease) Accounts Payable                                                  (6,722)                 8,046
Increase (Decrease) Accrued Expenses                                                   1,445                      -
Increase (Decrease) Customer Deposits                                                  4,272                      -
                                                                       ---------------------   --------------------

 Net Cash provided (used) by operating activities                                     (7,029)               (17,388)
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of Fixed Assets                                                      (12,500)                (4,000)
                                                                       ---------------------   --------------------

Net cash provided (used) by investing activities                                     (12,500)                (4,000)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                           20,000                      -
Principal payments on Notes Payable                                                   (6,641)                (7,475)
Net Increase (Decrease) Related Party Payable                                          5,050                 68,208
Net Increase (Decrease) Line of Credit                                                    11                (40,252)
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                  18,420                 20,481
                                                                       ---------------------   --------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                  (1,109)                  (907)
Cash and Cash Equivalents at Beginning of Period                                       2,771                  1,980
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $               1,662   $              1,073
                                                                       =====================   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $                 446   $                614
  Franchise and income taxes                                           $                   -   $                278

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Crescent Moon, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of May 31, 2003 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         The merger was recorded as a recapitalization. In connection with this recapitalization, the number of shares outstanding prior to the merger have been restated to their post merger equivalents (increased from 25 shares to 1,200,000). All references in the accompanying financial statements to the number of Common shares and per-share amounts for 2002 have been restated to reflect the equivalent number of post merger shares.

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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at May 31, 2003 and 2002.

Revenue Recognition

         Revenue is recognized as services are performed or as products are sold.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the three months ended May 31, 2003 and 2002 was $10,524 and $16,807. Depreciation and amortization are computed using the straight- line and accelerated methods over the estimated economic useful lives of the related assets as follows:

         Office Equipment                                     3-5 years
         Port-O-Pot and Trailers                              5-7 years
         Polyportable Equipment                               5-7 years

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fixed Assets (Continued)

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

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $1,742 and $1,198 for the three months ended May 31, 2003 and 2002.

Reclassifications

         Certain reclassifications have been made in the May 31, 2002 financial statements to conform with the May 31, 2003 presentation.

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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 2 - RENT AND LEASE EXPENSE (Continued)

         The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2005. The Company has entered into a lease agreements for its office and warehouse facilities. The rental charges are approximately $725 per month. The leases expires in June 2002 and July 2003.

         Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense for the Company for the three months ended May 31, 2003 and, 2002 was $3,190 and $3,920, respectively, including rent under month-to month leases.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of May 31, 2003 and February 28, 2003 the Company owes the following to a stockholder of the Company:

                                                                               May 31,          February 28,
                                                                          ------------------  ----------------
                                                                                 2003               2003
                                                                          ------------------  ----------------
Advances, unsecured, non-interest bearing,
due on demand                                                             $           15,080  $         10,030
                                                                          ==================  ================

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $2,834 and $2,834 as of May 31, 2003 and February 28, 2003, respectively. These deferred tax benefits are the result of differences between book and tax depreciation of fixed assets.

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $44,213 and $44,202 as of May 31,2003 and February 28, 2003, respectively.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at May 31, 2003 and February 28, 2003 consists of the following:

                                                                          May 31,         February 28,
                                                                      ----------------  -----------------
                                                                            2003              2003
                                                                      ----------------  -----------------
Lease Payable to Liberty Financial Group, due June 18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                           $          8,185  $           9,908


Note  Payable to M&T Bank,  due August 1, 2003,  payable  $812.36 per month with interest at 1.0%
over prime, secured by automotive equipment                                      2,395              4,728

Note payable to M&T Bank, due December 24, 2005, payable $531.31 per month, with interest at 1.5% over prime (5.75% at May 31, 2003), secured by
personal guarantee by the Company's Stockholder                                 14,680             15,931

Note payable to M&T Bank, due March 6, 2006,                                                            -
payable $666.76 per month with interest at 1.5%
over prime (5.75% at May 31, 2003), secured by
equipment                                                                       18,666
                                                                      ----------------  -----------------
                                                                                43,926             30,567
Less Current Portion                                                            22,324             17,163
                                                                      ----------------  -----------------

          Total Long-Term Liability                                   $         21,602  $          13,404
                                                                      ================  =================

         Principal payments due on long-term debt for each of the five years subsequent to May 31, 2003 and thereafter are as follows:

       Year ending:                Amount
---------------------------  ------------------
           2003                          13,785
           2004                          16,871
           2005                          13,870
           2006                               -
           2007                               -
        Thereafter                            -
                             ------------------
           Total             $           44,526
                             ==================

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

         Market - Crescent Moon, Inc.'s market is the temporary restroom rentals service, and event management for outdoor events in Rochester/Western New York area.

         Crescent Moon, Inc. serves over 200 individual events in many market segments including: Sporting events such as regattas, golf tournaments, and town soccer leagues; annual neighborhood arts festivals such as the Corn Hill Festival and the Park Avenue Festival; carnivals and other fund- raisers; annual city festivals such as the Lilac Festival; outdoor concerts and music festivals for the Finger Lakes Performing Arts Center and other; and individual events such as weddings, graduations, and private parties.

Customers - Crescent Moon, Inc.'s main customers are the event planners themselves. Large event management organizations-Beau Productions and the Rochester Broadway Theatre League comprise of 22% of our business. Smaller event planners such as wedding consultants and catering companies coordinate multiple events with Rochester Portable during each season. Additional customers are those in charge of planning only one event such as a not-for-profit fund-raiser or a corporate picnic.


RESULTS OF OPERATIONS

Total Revenues - For the three months ended May 31, 2003 and 2002, the Company had total sales of approximately $22,519 and $35,994, respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - For the three months ended May 31, 2003 and 2002, the Company had costs and expenses of approximately $38,621 and $71,100, respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended May 31, 2003 and 2002, the Company used approximately $7,000 and $17,000 in cash flow from operating activities.

         At May 31, 2003,the Company had total current assets of $2,203 compared to $3,312 current assets at February 28, 2003. The company had a net working capital deficit of $115,891 and $105,565 at May 31, 2003 and February 28, 2003.

         Net stockholders' deficit in the Company was $21,729 and $12,681 as of May 31, 2003 and February 28, 2003.

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

         1.       EXHIBITS

         Exhibit No.       Exhibit

         3.1      Articles of Incorporation(1)

         3.2      Amended Articles of Incorporation(1)

         3.3      Bylaws(1)

         31 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company did not file a report on Form 8-K during the quarter ended May 31, 2003


(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CRESCENT MOON, INC.
                                  (Registrant)




DATE:     February 19, 2004                   By:    /s/ Robert P. Denome
       ------------------------                   ------------------------------
                                                  Robert P. Denome
                                                  President, Principal Executive
                                                  and Financial Officer