Form 10QSB
period 2003-08-31
CRESCENT MOON INC
filed 2004-02-23
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: August 31, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Crescent Moon, Inc.

         We have reviewed the accompanying balance sheets of Crescent Moon, Inc. as of August 31, 2003, and the related statement of operations for the three and six months ended August 31, 2003 and 2002 and the statement of cash flows for the six month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
February 19, 2004

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 August 31,         February 28,
ASSETS                                                                              2003                2003
                                                                             ------------------  ------------------
     Current Assets:
          Cash                                                               $           14,632  $            2,771
          Accounts Receivable                                                           117,361                   -
          Income Tax Receivable                                                             200                 541
                                                                             --------------------------------------
               Total Current Assets                                                     132,193               3,312
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 11,332              11,332
          Port-O-Pot and Trailers                                                       446,834             384,539
          Polyportable Equipment                                                         23,891              18,116
          Less Accumulated Depreciation                                                (325,933)           (310,533)
                                                                             ------------------  ------------------
               Net Fixed Assets                                                         156,124             103,454
                                                                             ------------------  ------------------

     Other Assets: Deferred Tax Assets                                                   11,049               2,834
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          299,366  $          109,600
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           33,654  $           32,886
          Accrued Expenses                                                               14,202               3,150
          Customer Deposits                                                                   -               1,446
          Related Party Note Payable                                                      8,886              10,030
          Bank Line of Credit                                                            36,998              44,202
          Current Portion of Long-Term Debt                                              32,215              17,163
                                                                             ------------------  ------------------
               Total Current Liabilities                                                125,955             108,877
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        50,501              13,404
                                                                             ------------------  ------------------
                Total Non-Current Liabilities                                            50,501              13,404
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       176,456             122,281
                                                                             ------------------  ------------------

     Stockholders' Equity:
          Common Stock, Par Value $.001, Authorized
          100,000,000 shares, Issued and Outstanding
          1,450,000 and 1,200,000 at August 31, 2003
          and February 28, 2003                                                           1,450               1,450
          Additional Paid in Capital                                                      8,650               8,650
          Retained Earnings (Deficit)                                                   112,810             (22,781)
                                                                             ------------------  ------------------
               Total Stockholders' Equity                                               122,910             (12,681)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          299,366  $          109,600
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                For the Three Months Ended            For the Six Months Ended
                                                        August 31,                           August 31,
                                            -----------------------------------  ----------------------------------
                                                  2003               2002              2003             2002
                                            -----------------  ----------------  ---------------- -----------------

Revenues:                                   $         259,690  $        162,443  $        282,209 $         198,437
                                            -----------------  ----------------  ---------------- -----------------

Expenses:
   Advertising                                          4,592             1,154             6,334             2,352
   General and Administrative                         118,056            96,112           154,935           166,014
                                            -----------------  ----------------  ---------------- -----------------

      Total Operating Expenses                        122,648            97,266           161,269           168,366
                                            -----------------  ----------------  ---------------- -----------------

Net Operating Income                                  137,042            65,177           120,940            30,071

Other Income (Expense)
   Gain (Loss) on Disposal of Assets                        -                 -             7,500              (852)
   Interest Expense                                      (618)           (1,191)           (1,064)           (1,805)
                                            -----------------  ----------------  ---------------- -----------------

   Net Other Income (Expense)                            (618)           (1,191)            6,436            (2,657)
                                            -----------------  ----------------  ---------------- -----------------

   Net Income (Loss) Before Taxes                     136,424            63,986           127,376            27,414

Income and Franchise Taxes                                  -                 -                 -               278
Deferred Income Tax                                     8,215                 -             8,215                 -
                                            -----------------  ----------------  ---------------- -----------------

     Net Income (Loss)                      $         144,639  $         63,986  $        135,591 $          27,136
                                            =================  ================  ================ =================

Basic & Diluted Earnings
    (Loss) per Share                        $            0.10  $           0.04  $           0.09 $            0.02
                                            =================  ================  ================ =================

Weighted Average Shares                             1,450,000         1,444,565         1,450,000         1,322,283
                                            =================  ================  ================ =================

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                        August 31,
                                                                       --------------------------------------------

                                                                               2003                    2002
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $             135,591   $             27,136
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          22,901                 35,588
(Increase) Decrease in Deferred Tax Asset                                             (8,215)                     -
(Gain)Loss on Disposal of Assets                                                      (7,500)                   852
(Increase) Decrease in Accounts Receivable                                          (117,361)               (25,907)
(Increase) Decrease in Income Tax Receivable                                             341                      -
Increase (Decrease) Accounts Payable                                                     768                 16,921
Increase (Decrease) Accrued Expenses                                                  11,052                      -
Increase (Decrease) Customer Deposits                                                 (1,446)                     -
                                                                       ---------------------   --------------------

 Net Cash provided by operating activities                                            36,131                 54,590
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of Fixed Assets                                                      (68,070)               (27,093)
                                                                       ---------------------   --------------------

Net cash provided used by investing activities                                       (68,070)               (27,093)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                           69,795                      -
Principal payments on Notes Payable                                                  (17,647)               (12,359)
Net Increase (Decrease) Related Party Payable                                         (1,144)                38,155
Net Increase (Decrease) Line of Credit                                                (7,204)               (41,000)
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                  43,800                (15,204)
                                                                       ---------------------   --------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                  11,861                 12,293
Cash and Cash Equivalents at Beginning of Period                                       2,771                  1,980
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $              14,632   $             14,273
                                                                       =====================   ====================

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                 For the Six Months Ended
                                                                                        August 31,
                                                                       --------------------------------------------

                                                                               2003                    2002
                                                                       ---------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $               1,064   $              1,805
  Franchise and income taxes                                           $                   -   $                278

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

         The unaudited financial statements as of August 31, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at August 31, 2003 and 2002.

Revenue Recognition

         Revenue is recognized as services are performed or as products are sold.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the three and six months ended August 31, 2003 and 2002 was $12,377 and $22,901 and $18,781 and $35,588. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $4,592 and $6,334 for the three and six months ended August 31, 2003 and $1,154 and $2,352 for the three and six months ended August 31, 2002.

Reclassifications

         Certain reclassifications have been made in the August 31, 2002 financial statements to conform with the August 31, 2003 presentation.

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

         Total rental expense for the Company for the three and six months ended August 31, 2003 was $4,392 and $7,582 and for the same periods in 2002 was $3,919 and $7,839, respectively, including rent under month-to month leases.

         Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company) Additional equipment with a fair market value of $49,795 as of August 27, 2003 was acquired under a capital lease.

Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending December 31,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------
                          2003                          $            7,618  $                    $ -          7,618
                          2004                                      12,089                    -              12,089
                          2005                                       8,001                    -               8,001
                          2006                                       2,000                    -               2,000
                          2007                                           -                    -                   -
                                                        ------------------  -------------------  ------------------
            Total minimum lease payments due                        29,708                    -              29,708

           Less amounts representing interest                      (9,325)                    -             (9,325)
                                                        ------------------  -------------------  ------------------

                                                        $           20,383  $                    $ -         20,383
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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of August 31, 2003 and February 28, 2003 the Company owes the following to a stockholder of the Company:

                                                                              August 31,        February 28,
                                                                          ------------------  ----------------
                                                                                 2003               2003
                                                                          ------------------  ----------------

Advances, unsecured, non-interest bearing,
due on demand                                                             $            8,886  $         10,030
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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $11,049 and $2,834 as of August 31, 2003 and February 28, 2003, respectively. These deferred tax benefits are the result of differences between book and tax depreciation of fixed assets.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $36,998 and $44,202 as of August 31, 2003 and February 28, 2003, respectively.

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at August 31, 2003 and February 28, 2003 consists of the following:

                                                                         August 31,       February 28,
                                                                      ----------------  -----------------
                                                                            2003              2003
                                                                      ----------------  -----------------
Lease Payable to Liberty Financial Group, due June 18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                           $          6,266  $           9,908


Lease Payable to Liberty Financial Group, due July 15,                                                  -
2006, payable $1,630.80 per month with interest at
12%, secured by equipment                                                       46,384

Note  Payable to M&T Bank,  due August 1, 2003,  payable  $812.36 per month with interest at 1.0%
over prime, secured by automotive equipment                                          -              4,728

Note payable to M&T Bank, due December 24, 2005, payable $531.31 per month, with interest at 1.5% over prime (5.75% at August 31, 2003), secured by
personal guarantee by the Company's Stockholder                                 13,400             15,931

Note payable to M&T Bank, due March 6, 2006,                                    16,666                  -
payable $666.76 per month with interest at 1.5%
over prime (5.75% at August 31, 2003), secured by
equipment

                                                                      ----------------  -----------------
                                                                                82,716             30,567
Less Current Portion                                                            32,215             17,163
                                                                      ----------------  -----------------

          Total Long-Term Liability                                   $         50,501  $          13,404
                                                                      ================  =================


                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 6 - LONG TERM DEBT (Continued)
-----------------------

         Principal payments due on long-term debt for each of the five years subsequent to August 31, 2003 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2003                           9,826
           2004                          28,143
           2005                          30,995
           2006                          10,973
           2007                               -
        Thereafter                            -
                             ------------------
           Total             $79,937
                             ==================

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following statement is made pursuant to the safe harbor provision for forward- looking statements described in the Private Securities Litigation Reform Act of 1995. Crescent Moon, Inc. may make certain statements in this Prospectus, including, without limitation statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements may relate to our future growth and profitability; the anticipated trends in our industry; and our competitive strengths and business strategies; Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. For a discussion of factors that may affect the outcome projected in such statements, see "Risk Factors and Investment Considerations." If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this 10QSB.

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

RESULTS OF OPERATIONS

Total Revenues - For the three months ended August 31, 2003 and 2002, the Company had total sales of approximately $259,690 and $162,443, respectively. For the six months ended August 31, 2003 and 2002, the Company has total sales of approximately $282,209 and $198,437, respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.
Costs and Expenses - For the three months ended August 31, 2003 and 2002, the Company had costs and expenses of approximately $122,648 and $97,266, respectively. For the six months ended August 31, 2003 and 2002, the Company had costs and expenses of approximately $161,269 and $168,366, respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months  ended  August 31,  2003 and 2002,  the  Company had
approximately   $36,131  and  $54,590  provided  by  cash  flow  from  operating activities.

         At August 31, 2003, the Company had total current assets of $132,193 compared to $3,312 current assets at February 28, 2003. The company had a net working capital (deficit) of $6,238 and ($105,565) at August 31, 2003 and February 28, 2003.

         Net stockholders' equity (deficit) in the Company was $122,910 and ($12,681) as of August 31, 2003 and February 28, 2003.

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

(b) The Company did not file a report on Form 8-K during the quarter ended August 31, 2003


(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CRESCENT MOON, INC.
                                  (Registrant)




DATE:     February 19,2004                    By:    /s/ Robert P. Denome
       -----------------------                    ------------------------------
                                                  Robert P. Denome
                                                  President, Principal Executive
                                                  and Financial Officer