Form 10QSB
period 2003-11-30
CRESCENT MOON INC
filed 2004-02-23
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: November 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Crescent Moon, Inc.

         We have reviewed the accompanying balance sheets of Crescent Moon, Inc. as of November 30, 2003, and the related statement of operations for the three and nine months ended November 30, 2003 and 2002 and the statement of cash flows for the nine month periods ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
February 19, 2004

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,        February 28,
ASSETS                                                                              2003                2003
                                                                             ------------------  ------------------
     Current Assets:
          Cash                                                               $            8,308  $            2,771
          Accounts Receivable                                                            23,126                   -
          Income Tax Receivable                                                             200                 541
                                                                             --------------------------------------
               Total Current Assets                                                      31,634               3,312
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 11,332              11,332
          Port-O-Pot and Trailers                                                       459,709             384,539
          Polyportable Equipment                                                         79,005              18,116
          Less Accumulated Depreciation                                                (341,255)           (310,533)
                                                                             ------------------  ------------------
               Net Fixed Assets                                                         208,791             103,454
                                                                             ------------------  ------------------

     Other Assets: Deferred Tax Assets                                                   21,514               2,834
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          261,939  $          109,600
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           46,750  $           32,886
          Accrued Expenses                                                               14,353               3,150
          Customer Deposits                                                                   -               1,446
          Related Party Note Payable                                                      5,521              10,030
          Bank Line of Credit                                                            11,053              44,202
          Current Portion of Long-Term Debt                                              32,477              17,163
                                                                             ------------------  ------------------
               Total Current Liabilities                                                110,154             108,877
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        42,332              13,404
                                                                             ------------------  ------------------
                Total Non-Current Liabilities                                            42,332              13,404
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       152,486             122,281
                                                                             ------------------  ------------------

     Stockholders' Equity:
          Common Stock, Par Value $.001, Authorized
          100,000,000 shares, Issued and Outstanding
          1,450,000 and 1,200,000 at November 30, 2003
          and February 28, 2003                                                           1,450               1,450
          Additional Paid in Capital                                                      8,650               8,650
          Retained Earnings (Deficit)                                                    99,353             (22,781)
                                                                             ------------------  ------------------
               Total Stockholders' Equity                                               109,453             (12,681)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          261,939  $          109,600
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                For the Three Months Ended           For the Nine Months Ended
                                                       November 30,                         November 30,
                                            -----------------------------------  ----------------------------------
                                                  2003               2002              2003             2002
                                            -----------------  ----------------  ---------------- -----------------

Revenues:                                   $          73,180  $         39,461  $        355,389 $         237,898
                                            -----------------  ----------------  ---------------- -----------------

Expenses:
   Advertising                                          2,027               916             8,361             3,268
   General and Administrative                          94,261            64,475           249,196           230,489
                                            -----------------  ----------------  ---------------- -----------------

      Total Operating Expenses                         96,288            65,391           257,557           233,757
                                            -----------------  ----------------  ---------------- -----------------

Net Operating Income                                  (23,108)          (25,930)           97,832             4,141

Other Income (Expense)
   Gain (Loss) on Disposal of Assets                        -                 -             7,500              (852)
   Interest Expense                                      (486)             (373)           (1,550)           (2,178)
                                            -----------------  ----------------  ---------------- -----------------

   Net Other Income (Expense)                            (486)             (373)            5,950            (3,030)
                                            -----------------  ----------------  ---------------- -----------------

   Net Income (Loss) Before Taxes                     (23,594)          (26,303)          103,782             1,111

Income and Franchise Taxes                               (327)             (147)             (327)             (425)
Deferred Income Tax                                    10,464                 -            18,679                 -
                                            -----------------  ----------------  ---------------- -----------------

     Net Income (Loss)                      $         (13,457) $        (26,450) $        122,134 $             686
                                            =================  ================  ================ =================

Basic & Diluted Earnings
    (Loss) per Share                        $          (0.01)  $         (0.02)  $           0.08 $               -
                                            =================  ================  ================ =================

Weighted Average Shares                             1,450,000         1,450,000         1,450,000         1,364,545
                                            =================  ================  ================ =================



   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                       November 30,
                                                                       --------------------------------------------

                                                                               2003                    2002
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $             122,134   $                686
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          38,222                 53,382
(Increase) Decrease in Deferred Tax Asset                                            (18,680)                     -
(Gain) Loss on Disposal of Assets                                                     (7,500)                   852
(Increase) Decrease in Accounts Receivable                                           (23,126)                (8,293)
(Increase) Decrease in Income Tax Receivable                                             341                      -
Increase (Decrease) Accounts Payable                                                  13,864                 18,230
Increase (Decrease) Accrued Expenses                                                  11,203                      -
Increase (Decrease) Customer Deposits                                                 (1,446)                     -
                                                                       ---------------------   --------------------

 Net Cash provided by operating activities                                           135,012                 64,857
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of Fixed Assets                                                     (136,059)               (28,384)
                                                                       ---------------------   --------------------

Net cash provided (used) by investing activities                                    (136,059)               (28,384)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                           69,795                      -
Principal payments on Notes Payable                                                  (25,553)               (17,379)
Net Increase (Decrease) Related Party Payable                                         (4,509)                37,202
Net Increase (Decrease) Line of Credit                                               (33,149)               (41,000)
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                   6,584                (21,177)
                                                                       ---------------------   --------------------

Net Increase in Cash and Cash Equivalents                                              5,537                 15,296
Cash and Cash Equivalents at Beginning of Period                                       2,771                  1,980
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $               8,308   $             17,276
                                                                       =====================   ====================

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                For the Nine Months Ended
                                                                                       November 30,
                                                                       --------------------------------------------

                                                                               2003                    2002
                                                                       ---------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $               1,550   $              2,178
  Franchise and income taxes                                           $                 327   $                425

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

         The unaudited financial statements as of November 30, 2003 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at November 30, 2003 and 2002.

Revenue Recognition

         Revenue is recognized as services are performed or as products are sold.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the three and nine months ended November 30, 2003 and 2002 was $15,321and $38,222 and $17,794 and $53,382. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $2,027 and $8,361 for the three and nine months ended November 30, 2003 and $916 and $3,268 for the three and nine months ended November 30, 2002.

Reclassifications

         Certain reclassifications have been made in the November 30, 2002 financial statements to conform with the November 30, 2003 presentation.

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

         Total rental expense for the Company for the three and nine months ended November 30, 2003 was $5,286 and $12,868 and for the same periods in 2002 was $4,089 and $11,928, respectively, including rent under month-to month leases.

         Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company) Additional equipment with a fair market value of $49,795 as of August 27, 2003 was acquired under a capital lease.

Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending December 31,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------
                          2003                          $            2,312  $                 -  $            2,312
                          2004                                      12,089                    -              12,089
                          2005                                       8,001                    -               8,001
                          2006                                       2,000                    -               2,000
                          2007                                           -                    -                   -
                                                        ------------------  -------------------  ------------------
            Total minimum lease payments due                        24,402                    -              24,402

           Less amounts representing interest                      (7,912)                    -             (7,912)
                                                        ------------------  -------------------  ------------------

                                                        $           16,490  $                 -  $           16,490
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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of November 30, 2003 and February 28, 2003 the Company owes the following to a stockholder of the Company:

                                                                             November 30,       February 28,
                                                                          ------------------  ----------------
                                                                                 2003               2003
                                                                          ------------------  ----------------

Advances, unsecured, non-interest bearing,
due on demand                                                             $            5,521  $         10,030
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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $21,514 and $2,834 as of November 30, 2003 and February 28, 2003, respectively. These deferred tax benefits are the result of differences between book and tax depreciation of fixed assets.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $11,053 and $44,202 as of November 30, 2003 and February 28, 2003, respectively.

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at November 30, 2003 and February 28, 2003 consists of the following:

                                                                        November 30,      February 28,
                                                                      ----------------- -----------------
                                                                            2003              2003
                                                                      ----------------- -----------------
Lease Payable to Liberty Financial Group, due June 18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                           $           4,904 $           9,908


Lease Payable to Liberty Financial Group, due July 15,                                                  -
2006, payable $1,630.80 per month with interest at
12%, secured by equipment                                                        42,615

Note  Payable to M&T Bank,  due August 1, 2003,  payable  $812.36 per month with interest at 1.0%
over prime, secured by automotive equipment                                           -             4,728

Note payable to M&T Bank, due December 24, 2005, payable $531.31 per month, with interest at 1.5% over prime (5.5% at November 30, 2003), secured by
personal guarantee by the Company's Stockholder                                  12,624            15,931

Note  payable to M&T Bank,  due March 6, 2006,  payable  $666.76  per month with interest at 1.5% over prime (5.5% at November 30, 2003), secured by
equipment                                                                        14,666                 -

                                                                      ----------------- -----------------
                                                                                 74,809            30,567
Less Current Portion                                                             32,477            17,163
                                                                      ----------------- -----------------

          Total Long-Term Liability                                   $          42,332 $          13,404
                                                                      ================= =================

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 6 - LONG TERM DEBT (Continued)
-----------------------

         Principal payments due on long-term debt for each of the five years subsequent to November 30, 2003 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2003                           2,855
           2004                          28,143
           2005                          30,995
           2006                          10,973
           2007                               -
        Thereafter                            -
                             ------------------
           Total             $           72,966
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


RESULTS OF OPERATIONS

Total Revenues - For the three months ended November 30, 2003 and 2002, the Company had total sales of approximately $73,180 and $39,461, respectively. For the nine months ended November 30, 2003 and 2002, the Company has total sales of approximately $355,389 and $237,898, respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - For the three months ended November 30, 2003 and 2002, the Company had costs and expenses of approximately $96,288 and $65,391, respectively. For the nine months ended November 30, 2003 and 2002, the Company had costs and expenses of approximately $257,557 and $233,757, respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended November 30, 2003 and 2002, the Company had approximately $135,012 and $64,857 provided by cash flow from operating activities.

         At November 30, 2003, the Company had total current assets of $31,634 compared to $3,312 current assets at February 28, 2003. The company had a net working capital deficit of $78,520 and $105,565 at November 30, 2003 and February 28, 2003.

         Net stockholders' equity (deficit) in the Company was $109,453 and ($12,681) as of November 30, 2003 and February 28, 2003.

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

(b) The Company did not file a report on Form 8-K during the quarter ended November 30, 2003


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