Form 10KSB
period 2004-02-29
CRESCENT MOON INC
filed 2004-09-28
CIK 1101101

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------------ TO ------------.

         COMMISSION FILE NUMBER:  000-28777


                               CRESCENT MOON, INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            WYOMING                                   86-0970157
  ------------------------------           ----------------------------------
 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


                     2557 CANNAN ROAD, BLOOMFIELD, NY 14469
                   ------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (585) 657-1010
                             ----------------------
                           (ISSUER'S TELEPHONE NUMBER)


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

AT FEBRUARY 28, 2004, THE AGGREGATE MARKET VALUE OF ALL SHARES OF VOTING STOCK HELD BY NON-AFFILIATES WAS $250. IN DETERMINING THIS FIGURE, THE REGISTRANT HAS ASSUMED THAT ALL DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES. SUCH ASSUMPTION SHALL NOT BE DEEMED CONCLUSIVE FOR ANY OTHER PURPOSE. THE NUMBER OF SHARES OUTSTANDING OF EACH CLASS OF THE REGISTRANT'S COMMON STOCK, AS OF FEBRUARY 28, 2004, WAS AS FOLLOWS: COMMON STOCK $.001 PAR VALUE, 1,450,000 SHARES.

TOTAL REVENUES FOR FISCAL YEAR ENDED FEBRUARY 28, 2004: $355,168

AT FEBRUARY 28, 2004, THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 1,450,000.

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

HISTORY

         We were incorporated under the laws of the state of Wyoming on May 28, 1996 under the name Cherokee Investments, Inc. Before our acquisition of Rochester Portable Specialties, we were an inactive publicly registered shell corporation and had no significant assets or operations. Daniel Hodges founded the company and was the sole officer and director, and majority shareholder until the acquisition of Rochester Portable Specialties. On May 6, 2002 we entered into an acquisition agreement with Rochester Portable Specialties, Inc. of New York to acquire Rochester Portable Specialties and its assets and liabilities. Our shareholders approved the acquisition and we completed the acquisition on June 3, 2002. As a result of the acquisition, we issued 1,200,0000 shares of our common stock to the shareholder of Rochester Portable Specialties. Additionally, pursuant to the acquisition, Mr. Hodges resigned from his positions with the company and also returned to Crescent Moon for cancellation 750,000 shares of his original share holding of 800,000 shares of common stock. Other than the stock issuance to Mr. Denome, no other payments, including no finders fees or consulting fees, were paid as part of the transaction. Greg Polla, a friend of Robert Demone, then President of Rochester Portable Specialties, located Mr. Hodges and Cherokee Investments and introduced the parties to the transaction.

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

o        event   planning  in  the  early  stages  to  determine   utility/power
         requirements; total restroom capacity needed based on attendance estimates and event duration; restroom location to facilitate traffic flow in relation to other vendors (food, drink, etc.); and timing and frequency of cleaning and re-stockings, etc.

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

         We have designed an innovative pumper truck that utilizes a flat tank instead of a round tank. This enables drivers to haul more equipment at one time, saving significant time and costs in multiple trips to event sites. Four of these trucks have been built for us.

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

o        Individual events such as weddings, graduations, and private parties. o

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

         Our two biggest customers accounting for approximately 21% of our revenue are the Buffalo Bills football club, and Beau Productions, an event productions company. The Buffalo Bills football club holds an eight week summer training camp hosted at St. John Fisher College in Rochester, New York. While we have had only year to year agreements with the Buffalo Bills football club to provide temporary restroom facilities for their training camp, we believe that it is likely that they will continue to use our services for the eight-year term contract that they have with St. John Fisher College, which runs through 2009. Beau Productions is an event production and promoting company that we have worked with for seven years. We currently have a contract with Beau Productions that provides that they use Crescent Moon as their preferred provider for any of their temporary restroom needs. That contract expires at the end of 2005.

         We have no other material contracts with our customers. We have no contracts with our suppliers. For our supplies, we generally seek quotes and shop around for best prices.

COMPETITION

         We are not a significant participant in the national market for temporary restroom rentals and service. There are established national companies that have significantly greater financial and personnel resources than we have in this field. In the Rochester/Western New York area market that we serve, Crescent Moon is a significant participant in that we supply over 80% of the restroom rentals in that local special event marketplace.

INTELLECTUAL PROPERTY

         We hold a federal trademark for "Crescent Moon." We do not own any other intellectual property.

GOVERNMENT REGULATION

         Our business relating to the handling, transportation and disposal of waste is subject to extensive and complex rules and regulations of, and examinations by, federal, state and local government authorities, including New York State Department of Environmental Conservation, Monroe County Waste Water Authority, and OSHA. We have all the permits required to carry on our business. We have a permit from the New York State Department of Environmental Conservation, Waste Transporter Permit # 8A-567 which identifies the septage waste material that we handle, that we may transport an unlimited quantity of septage waste materials, and that we dispose of such septage waste material by pumping out at approved facilities. This permit is set to expire on January 31, 2005. We have a permit from the Monroe County Waste Water Authority, Scavenger Waste Hauler Discharge Permit # 766, District 8520, which allows us to dispose of septage waste at local Monroe County facilities for our waste disposal, where we pay a per gallon fee for waste we dispose. This permit is set to expire on February 15, 2005. We must have the waste that we handle tested by the Monroe County Waste Water Authority to ensure that we are not disposing hazardous wastes. We have permits based on the weight class and types of vehicles we use from the New York State Highway use tax permit, Permit # D55964 18th Series which expires December 31, 2005, and Interstate Federal Highway use tax permit, Permit 16-1477715 which expires December 31, 2004.

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

EMPLOYEES

         We have 4 full-time employees. Our employees are not represented by a union. We consider our relations with our employees to be satisfactory.

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

         We have assets of portable toilets, trailers, associated equipment and office equipment with a value, before depreciation, of approximately $550,000 as of February 28, 2004. This is comprised of the following assets: two hundred single-unit portable toilets; ten handicap toilets; two 12 x 6 foot flush trailers; one 12 foot flush trailer; one 16 foot flush trailer; one 20 foot flush trailer; one 4-Job Restroom trailer; one 32 foot restroom trailer; nine holding tanks and tools; two hauling trailers; one 1997 Dodge Pump Truck; one 1994 Freightliner Pump Truck; one 1998 Dodge Pump Truck; and one 2001 Dodge Pump Truck. These assets are encumbered by our outstanding bank loans and leases with a total outstanding amount of approximately $75,000 as of February 28, 2004.

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

         As of February 28, 2004, there were approximately 27 shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

REVENUES

         Total revenues for the year ended February 28, 2004 were $355,168 compared to $258,488 for the year ended February 28, 2003. Revenues consist primarily of fees collected for the rental and management of portable restrooms. Our revenues increased 37% for the year ended February 28, 2004 as compared to 2003 due to an increase in equipment rental for the calendar year.

COSTS AND EXPENSES

         Crescent Moon had costs and expenses for year ended February 28, 2004 in the amount of $260,875 compared to $249,761 for the same period ended February 28, 2003. Costs and expenses consist primarily of supplies, chemicals, selling and marketing expenses and general and administrative expenses.

NET INCOME

          Crescent Moon had a net gain for the fiscal year ended February 28, 2004 in the amount of $76,922 compared to a net loss of ($1,373) for the year ended February 28, 2003. While our net income increased significantly for our fiscal year ended February 28, 2003 due to the increase of our equipment rental, our costs remained relatively stable. Due to the seasonality of our business whereby we generate most of our revenue during the warmer months when there are a greater number of outdoor events that we service, we generally have a significant net loss for the first quarter of each fiscal year. Additionally, in order to keep our employees working year round, we tend to purchase new equipment for assembly and make repairs to old equipment during the winter months.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2004, Crescent Moon had total current assets of $24,397 compared to $3,312 current assets at fiscal year end February 28, 2003. We had net working capital deficit of ($54,037) and ($105,565) at fiscal year end February 28, 2004 and February 28, 2004 respectively. Net stockholders' equity for Crescent Moon was $99,241as of fiscal year end February 28, 2004 and ($12,681) at February 28, 2004.

         At fiscal year end February 28, 2004, Crescent Moon had net cash in the amount of $106,647 provided by its operating activities compared to $66,670 for the same period ended February 28, 2003. Net cash used in investing activity, consisting of the purchase of fixed assets, was $159,629 as of fiscal year end February 28, 2004 compared to $37,882 for the same period ended February 28, 2003. This increase was due largely to the purchase of 200 new portable toilet units. Net cash provided by its financing activities was $50,211 as of fiscal year end February 28, 2004 compared to ($27,997) for the same period ended February 28, 2003. This increase is primarily attributable to the the receipt of approximately $70,000 in the proceeds from notes payable. At fiscal year end February 28, 2004 Crescent Moon had no cash on hand compared to $2,771 for February 28, 2003. We expect that we will be able to satisfy our cash requirements for the next twelve months from our existing cash flow.

         Our liquidity increased significantly in the fiscal year end February 28, 2004 as compared to 2003 as a result of increased revenues. Management believes that there are no other known material trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

OUTSTANDING LOANS

         Crescent Moon has a business line of credit with Manufacturers and Traders Trust in the amount of $50,000 at the interest rate of prime plus 1 1/2 percent. As of fiscal year end February 28, 2004, the line of credit had a balance of $23,071 while at February 28, 2003 the line of credit had a balance of $44,202. Robert Denome, president of Crescent Moon, has advanced money to the company. On fiscal year end February 28, 2004, the advances totaled $2,022, while as of February 28, 2003, advances from Mr. Denome totaled $10,030. The advances made by Mr. Denome are due on demand and are non-interest bearing. There are no agreements or understandings with Mr. Denome to provide advances in the future.

         Crescent Moon is carrying two equipment loans as of fiscal year end February 28, 2004. One loan is a note payable to Manufacturers and Traders Trust Bank with an original principal amount of $22,000 due March 6, 2006 payable at $666.76 per month with an interest rate of 1 1/2 % over prime. As of February 28, 2004 this loan had a balance of $15,659. There is a second note payable to Manufacturers and Traders Trust Bank with an original principal amount of $25,000 due December 24, 2005 payable at $531.31 per month with an interest rate of prime plus 1 1/2 %. As of February 28, 2004 this loan had a balance of $9,749.

EQUIPMENT CAPITAL LEASES

         Crescent Moon is carrying two equipment capital leases as of fiscal year end February 28, 2004. One lease is payable to Liberty Financial Group due June 18, 2004 payable at $681.40 per month with an interest rate of 13.8%, secured by equipment. As of February 28, 2004 this lease had a balance of $2,796. The second lease is also payable to Liberty Financial Group, due July 15, 2006 payable at $1,630.80 per month with an interest rate of 12%, secured by equipment. As of February 28, 2004 this lease had a balance of $46,741.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.
Information as to the director and executive officer of the Company is as follows:

       Name of Director/Officer          Age         Position(s) with Company
 ------------------------------------- -------- --------------------------------
           Robert P. Denome              40         President, CEO & Director


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

                                                                                              Long-Term
                           Fiscal                                                        Compensation Awards
                           Year                 Annual                Restricted            Securities                All
        Name and           End               Compensation                Stock              Underlying               Other
   Principal Position       Feb 28      Salary         Bonus            Awards            Options/ SARS           Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Robert Denome              2004            $5,200         $     -           $      -              $        -             $       -
President, CEO             2003             8,300               -                  -                       -                     -
                           2002             7,800               -                  -                       -                     -


DIRECTOR COMPENSATION

         Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,450,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of February 28, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of                      Nature of                         # Shares
Beneficial Owner                         Ownership                         Owned                Percent
---------------------------------------- --------------------------------- --------------- ----------------
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

         Robert Demone, the company's president, director and majority shareholder, advanced to Crescent Moon funds in the amount totaling $2,022 as of February 28, 2004. The unsecured, non-interest bearing advances were utilized by the Company to acquire supplies and to pay off its higher interest rate bank loans and line of credit. The advances made by Mr. Denome are non-interest bearing and due on demand. There are no agreements or understandings with Mr. Denome to provide advances in the future.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(i) EXHIBITS

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

         none.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 5, 2000.

                               CRESCENT MOON, INC.


                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                    CONTENTS


                                                                       Page

Independent Auditor's Report............................................F - 1

Balance Sheets
 February 29, 2004 and February 28, 2003................................F - 3

Statements of Operations for the
  Years Ended February 29, 2004 and February 28, 2003...................F - 4

Statement of Stockholders' Equity
  Years Ended February 29, 2004 and February 28, 2003...................F - 5

Statements of Cash Flows for the
  Years Ended February 29, 2004 and February 28, 2003...................F - 6

Notes to Financial Statements...........................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Crescent Moon, Inc.


         We have audited the accompanying balance sheets of Crescent Moon, Inc. as of February 29, 2004 and February 28, 2003, and the related statements of operations, statement of stockholders' equity and cash flows for the two years ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crescent Moon, Inc. as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for the two years ended February 29, 2004 in conformity with generally accepted accounting principles in the United States of America.


                                                     Respectfully Submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
September 14, 2004

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS

                                                                                February 29,        February 28,
ASSETS                                                                              2004                2003
                                                                             ------------------  ------------------
     Current Assets:
          Cash                                                               $                -  $            2,771
          Accounts Receivable                                                             5,793                   -
          Income Tax Receivable                                                               -                 541
          Related Party Receivable                                                       18,604                   -
                                                                             ------------------  ------------------

               Total Current Assets                                                      24,397               3,312
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 19,140              11,332
          Port-O-Pot and Trailers                                                       454,675             384,539
          Polyportable Equipment                                                         99,801              18,116
          Less Accumulated Depreciation                                                (358,542)           (310,533)
                                                                             ------------------  ------------------

               Net Fixed Assets                                                         215,074             103,454
                                                                             ------------------  ------------------

     Other Assets: Deferred Tax Assets                                                        -               2,834
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          239,471  $          109,600
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Continued)

                                                                                February 29,        February 28,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           10,190  $           32,886
          Income Tax Payable                                                                511                   -
          Accrued Expenses                                                                3,292               3,150
          Bank Overdraft                                                                  1,480                   -
          Customer Deposits                                                               5,412               1,446
          Related Party Note Payable                                                      2,022              10,030
          Bank Line of Credit                                                            23,071              44,202
          Current Portion of Long-Term Debt                                              32,456              17,163
                                                                             ------------------  ------------------

               Total Current Liabilities                                                 78,434             108,877
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        42,489              13,404
          Deferred Tax Liability                                                         19,307                   -
                                                                             ------------------  ------------------

                Total Non-Current Liabilities                                            61,796              13,404
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       140,230             122,281
                                                                             ------------------  ------------------

     Stockholders' Equity:

          Common Stock, Par Value $.001, Authorized
          100,000,000 shares, Issued and Outstanding
          1,450,000 at February 29, 2004 and February 28, 2003                            1,450               1,450
          Additional Paid in Capital                                                     43,650               8,650
          Retained Earnings (Deficit)                                                    54,141             (22,781)
                                                                             ------------------  ------------------

               Total Stockholders' Equity                                                99,241             (12,681)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          239,471  $          109,600
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS

                                                                                         For the Year Ended
                                                                                   February 29,     February 28,
                                                                                       2004             2003
                                                                                 ---------------- -----------------

Revenues:                                                                        $        355,168 $         258,488
                                                                                 ---------------- -----------------

Expenses:
   Advertising                                                                              8,361             3,509
   General and Administrative                                                             252,514           246,252
                                                                                 ---------------- -----------------

      Total Operating Expenses                                                            260,875           249,761
                                                                                 ---------------- -----------------

Net Operating Income                                                                       94,293             8,727

Other Income (Expense):
   Gain (Loss) on Disposal of Assets                                                        7,500                 -
   Interest Expense                                                                        (2,219)          (13,475)
                                                                                 ---------------- -----------------

   Net Other Income (Expense)                                                               5,281           (13,475)
                                                                                 ---------------- -----------------

   Net Income (Loss) Before Taxes                                                          99,574            (4,748)

Income and Franchise Taxes                                                                   (511)              541
Deferred Income Tax                                                                       (22,141)            2,834
                                                                                 ---------------- -----------------

     Net Income (Loss)                                                           $         76,922 $          (1,373)
                                                                                 ================ =================

Basic & Diluted Earnings
    Income (Loss) per Share                                                      $           0.06 $               -
                                                                                 ================ =================

Weighted Average Shares                                                                 1,450,000         1,265,000
                                                                                 ================ =================





   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                 Additional           Retained
                                                  Common Stock                    Paid in             Earnings
                                           Shares               Value             Capital            (Deficit)
                                      -----------------   -----------------  ------------------  ------------------


Balance at February 28, 2002                  1,200,000   $           1,200  $            8,900  $          (21,408)

June 3, 2003, Shares Issued in
   Connection with Merger                       250,000                 250                (250)                  -

Net Loss                                              -                   -                   -              (1,373)
                                      -----------------   -----------------  ------------------  ------------------

Balance at February 28, 2003                  1,450,000               1,450               8,650             (22,781)

Contributed Capital                                   -                   -              35,000                   -

Net Loss                                              -                   -                   -              76,922
                                      -----------------   -----------------  ------------------  ------------------

Balance at February 29, 2004                  1,450,000   $           1,450  $           43,650  $           54,141
                                      =================   =================  ==================  ==================














   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended
                                                                           February 29,            February 28,
                                                                               2004                    2003
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $              76,922   $             (1,373)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          55,508                 42,187
(Increase) Decrease in Deferred Tax Asset                                              2,834                 (2,834)
(Gain) Loss on Disposal of Assets                                                     (7,500)                     -
(Increase) Decrease in Accounts Receivable                                            (5,793)                     -
(Increase) Decrease in Income Tax Receivable                                             541                   (541)
(Increase) Decrease Related Party Receivable                                         (18,604)                     -
Increase (Decrease) Accounts Payable                                                 (22,696)                24,635
Increase (Decrease) Accrued Expenses                                                     142                  3,150
Increase (Decrease) in Income Tax Payable                                                511                      -
Increase (Decrease) Bank Overdraft                                                     1,480                      -
Increase (Decrease) Customer Deposits                                                  3,996                  1,446
Increase (Decrease) Deferred Tax Liability                                            19,306                      -
                                                                       ---------------------   --------------------

 Net Cash provided by operating activities                                           106,647                 66,670
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of Fixed Assets                                                     (159,629)               (37,882)
                                                                       ---------------------   --------------------

Net cash provided (used) by investing activities                                    (159,629)               (37,882)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                           69,795                      -
Contributed Capital                                                                   35,000                      -
Principal payments on Notes Payable                                                  (25,445)               (21,743)
Net Increase (Decrease) Related Party Payable                                         (8,008)                (9,456)
Net Increase (Decrease) Line of Credit                                               (21,131)                 3,202
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                  50,211                (27,997)
                                                                       ---------------------   --------------------

Net Increase in Cash and Cash Equivalents                                             (2,771)                   791
Cash and Cash Equivalents at Beginning of Period                                       2,771                  1,980
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $                   -   $              2,771
                                                                       =====================   ====================

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                    For the Year Ended
                                                                           February 29,            February 28,
                                                                               2004                    2003
                                                                       ---------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $               2,219   $             13,476
  Franchise and income taxes                                           $                 259   $                  -

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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at February 29, 2004 and February 28, 2003.

Revenue Recognition

         Revenue is recognized as services are performed or as products are sold.

Fixed Assets

         Fixed  assets are  stated at cost.  Deprecation  expense  for the years ended February 29, 2004 and February 28, 2003 was $55,508 and $42,187. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $8,361 and $3,509 for the years ended February 29, 2004 and February 28, 2003.

Reclassifications

         Certain reclassifications have been made in the February 28, 2003 financial statements to conform with the February 29, 2004 presentation.

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

NOTE 2 - RENT AND LEASE EXPENSE

         The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2005. The Company has entered into a lease agreements for its office and warehouse facilities. The rental charges are approximately $725 per month. The leases expired in June 2002 and July 2003 and the Company has continued leasing on a month-to month agreement.

         Total rental expense for the Company for the two years ended February 29, 2004 and February 28, 2003, $15,397 and $27,057, respectively, including rent under month-to month leases.

         Equipment capitalized under capital leases had fair market value of $20,359 as of June 18, 2001 (date of acquisition of the equipment and assumption of the related leases by the Company) Additional equipment with a fair market value of $49,795 as of August 27, 2003 was acquired under a capital lease.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending February 28,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------
                          2005                          $           23,926  $                 -  $           23,926
                          2006                                      19,570                    -              19,570
                          2007                                      11,416                    -              11,416
                          2008                                           -                    -                   -
                          2009
                                                        ------------------  -------------------  ------------------
            Total minimum lease payments due                        54,912                    -              54,912

           Less amounts representing interest                      (5,521)                    -             (5,521)
                                                        ------------------  -------------------  ------------------

                                                        $           49,391  $                 -  $           49,391
                                                        ==================  ===================  ==================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of February 29, 2004 and February 28, 2003 the Company owes the following to a stockholder of the Company:

                                                                             February 29,       February 28,
                                                                          ------------------  ----------------
                                                                                 2004               2003
                                                                          ------------------  ----------------
Advances, unsecured, non-interest bearing,
due on demand                                                             $            2,022  $         10,030
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

         The Company leases a ten-unit trailer from the Company's Stockholder for $200 per year under an operating lease. The lease began March 1, 1998 and expired on January 31, 2001. The

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

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

         During the year ended  February 29, 2004, the Company loaned $18,604 to
certain  related  businesses.   The  receivables  are  due  on  demand  and  are
non-interest bearing.

NOTE 4 - INCOME TAXES

         The provision for income taxes consists of Federal and State income tax. The provision consists of the following:


Current:                                             2004                 2003
                                               -----------------   ------------------
   Federal Income Tax                          $               -   $             (341)
   New York State Income Tax                                 511                 (200)
   Deferred tax liability (asset)                         22,141               (2,834)
                                               -----------------   ------------------
   Income tax expense (benefit)                $          22,652   $           (3,375)
                                               =================   ==================

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability (asset) of $22,141 and ($2,834) as of February 29, 2004 and February 28, 2003. The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

         The differences between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:


                                                                                    2004                2003
                                                                             ------------------  ------------------
Expense at the federal and state statutory rate of 42%                       $           41,821  $                -
Deferred Tax Liability (Asset)                                                           22,141              (2,834)
Other                                                                                   (41,310)               (541)
                                                                             ------------------  ------------------
Effective Tax Expense                                                        $           22,652  $           (3,375)
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $23,071 and $44,202 as of February 29, 2004 and February 28, 2003, respectively.

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at February 29, 2004 and February 28, 2003 consists of the following:

                                                                        February 29,      February 28,
                                                                            2004              2003
                                                                      ----------------- -----------------
Lease Payable to Liberty Financial Group, due June 18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                           $           2,796 $           9,908


Lease Payable to Liberty  Financial Group, due July 15, 2006,  payable $1,630.80 per month with interest at
12%, secured by equipment                                                        46,741                 -

Note  Payable to M&T Bank,  due August 1, 2003,  payable  $812.36 per month with interest at 1.0%
over prime, secured by automotive equipment                                           -             4,728

Note payable to M&T Bank, due December 24, 2005, payable $531.31 per month, with interest at 1.5% over prime (5.5% at February 29, 2004), secured by
personal guarantee by the Company's Stockholder                                   9,749            15,931

Note  payable to M&T Bank,  due March 6, 2006,  payable  $666.74  per month with interest at 1.5% over prime (5.5% at February 29, 2004), secured by
equipment                                                                        15,659                 -

                                                                      ----------------- -----------------
                                                                                 74,945            30,567
Less Current Portion                                                             32,456            17,163
                                                                      ----------------- -----------------

          Total Long-Term Liability                                   $          42,489 $          13,404
                                                                      ================= =================

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - LONG TERM DEBT (Continued)

         Principal payments due on long-term debt for each of the five years subsequent to February 29, 2004 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2005                          32,456
           2006                          30,715
           2007                          11,774
           2008                               -
           2009                               -
        Thereafter                            -
                             ------------------
           Total             $           74,945
                             ==================

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended February 29, 2004 and February 28, 2003:

                          Service                               2004                      2003
               -------------------------------         -----------------------    ----------------------
               Audit Fees                                        $     13,626               $    28,073
               Audit-Related Fees                                           -                         -
               Tax Fees                                                     -                         -
               All Other Fees                                               -                         -
                                                       -----------------------    ----------------------
               Total                                             $     13,626               $    28,073
                                                       =======================    ======================

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT MOON, INC.

By:   /s/ Robert P. Denome
   ---------------------------------
      Robert P. Denome
      President and Director
     (Principal Executive and Financial Officer)

Date: September 27, 2004