Form 10QSB
period 2004-05-31
CRESCENT MOON INC
filed 2004-10-07
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2004

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

       Wyoming                                                      86-0970157
-------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
 of incorporation)                                           Identification No.)

                     2557 Cannan Road, Bloomfield, NY 14469
                    (Address of principal executive offices)

                                 (585) 657-1010
                            Issuer's telephone number


         (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 1, 2004 1,450,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  May 31,           February 29,
ASSETS                                                                              2004                2004
------
                                                                             ------------------  ------------------

     Current Assets:
          Cash                                                               $                -  $                -
          Accounts Receivable                                                            33,399               5,793
          Related Party Receivable                                                        9,256              18,604
                                                                             ------------------  ------------------

               Total Current Assets                                                      42,655              24,397
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 19,140              19,140
          Port-O-Pot and Trailers                                                       454,675             454,675
          Polyportable Equipment                                                         99,801              99,801
          Less Accumulated Depreciation                                                (375,527)           (358,542)
                                                                             ------------------  ------------------

               Net Fixed Assets                                                         198,089             215,074
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          240,744  $          239,471
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                                                                                  May 31,           February 29,
                                                                                    2004                2004
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           10,530  $           10,190
          Income Tax Payable                                                                411                 511
          Accrued Expenses                                                               10,559               3,292
          Bank Overdraft                                                                    399               1,480
          Customer Deposits                                                              12,912               5,412
          Related Party Note Payable                                                          -               2,022
          Bank Line of Credit                                                            35,244              23,071
          Current Portion of Long-Term Debt                                              30,968              32,456
                                                                             ------------------  ------------------

               Total Current Liabilities                                                101,023              78,434
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        33,293              42,489
          Deferred Tax Liability                                                         18,369              19,307
                                                                             ------------------  ------------------

                Total Non-Current Liabilities                                            51,662              61,796
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       152,685             140,230
                                                                             ------------------  ------------------

     Stockholders' Equity:

          Common Stock, Par Value $.001, Authorized
          100,000,000 shares, Issued and Outstanding
          1,450,000 at May 31, 2004 and February 29, 2004                                 1,450               1,450
          Additional Paid in Capital                                                     43,650              43,650
          Retained Earnings (Deficit)                                                    42,959              54,141
                                                                             ------------------  ------------------

               Total Stockholders' Equity                                                88,059              99,241
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          240,744  $          239,471
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     For the Three Months Ended
                                                                                               May 31,
                                                                                        2004             2003
                                                                                 ---------------- -----------------

Revenues:                                                                        $         87,991 $          22,519
                                                                                 ---------------- -----------------

Expenses:
   Advertising                                                                                879             1,742
   General and Administrative                                                              97,957            36,879
                                                                                 ---------------- -----------------

      Total Operating Expenses                                                             98,836            38,621
                                                                                 ---------------- -----------------

Net Operating Income (Loss)                                                               (10,845)          (16,102)

Other Income (Expense):
   Gain (Loss) on Disposal of Assets                                                            -             7,500
   Interest Expense                                                                        (1,274)             (446)
                                                                                 ---------------- -----------------

   Net Other Income (Expense)                                                             (12,119)            7,054
                                                                                 ---------------- -----------------

   Net Income (Loss) Before Taxes                                                                            (9,048)

Income and Franchise Taxes                                                                      -                 -
Deferred Income Tax                                                                           937                 -
                                                                                 ---------------- -----------------

     Net Income (Loss)                                                           $        (11,182)$          (9,048)
                                                                                 ================ =================

Basic & Diluted Earnings
    Income (Loss) per Share                                                      $         (0.01) $          (0.01)
                                                                                 ================ =================

Weighted Average Shares                                                                 1,450,000         1,450,000
                                                                                 ================ =================







   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                          May 31,
                                                                                2004                     2003
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $             (11,182)  $             (9,048)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          16,985                 10,524
(Gain) Loss on Disposal of Assets                                                          -                 (7,500)
(Increase) Decrease in Accounts Receivable                                           (27,606)                     -
(Increase) Decrease Related Party Receivable                                           9,348                      -
Increase (Decrease) Accounts Payable                                                     340                 (6,722)
Increase (Decrease) Accrued Expenses                                                   7,267                  1,445
Increase (Decrease) in Income Tax Payable                                               (100)                     -
Increase (Decrease) Bank Overdraft                                                    (1,081)                     -
Increase (Decrease) Customer Deposits                                                  7,500                  4,272
Increase (Decrease) Deferred Tax Liability                                              (938)                     -
                                                                       ---------------------   --------------------

 Net Cash provided (used) by operating activities                                        533                 (7,029)
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                   -                (12,500)
                                                                       ---------------------   --------------------

Net cash provided (used) by investing activities                                           -                (12,500)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                                -                 20,000
Contributed Capital                                                                        -                      -
Principal payments on Notes Payable                                                  (10,684)                (6,641)
Net Increase (Decrease) Related Party Payable                                         (2,022)                 5,050
Net Increase (Decrease) Line of Credit                                                12,173                     11
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                    (533)                18,420
                                                                       ---------------------   --------------------

Net Increase in Cash and Cash Equivalents                                                  -                 (1,109)
Cash and Cash Equivalents at Beginning of Period                                           -                  2,771
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $                   -   $              1,662
                                                                       =====================   ====================

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                For the Three Months Ended
                                                                                          May 31,
                                                                                 2004                   2003
                                                                       ---------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $               1,274   $                446
  Franchise and income taxes                                           $                 100   $                  -

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

         The unaudited financial statements as of May 31, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at May 31, 2004 and 2003.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the three months ended May 31, 2004 and 2003 was$16,985 and $10,524. Depreciation and amortization are computed using the straight- line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $879 and $1,742 for the three months ended May 31, 2004 and 2003.

Reclassifications

         Certain reclassifications have been made in the May 31, 2003 financial statements to conform with the May 31, 2004 presentation.

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

         Total rental expense for the Company for the three months ended May 31, 2004 and 2003 was $1,940 and $3,190, respectively, including rent under month-to month leases.

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

Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending February 28,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------
                          2005                          $           23,926  $                    $ -         23,926
                          2006                                      19,570                    -              19,570
                          2007                                      11,416                    -              11,416
                          2008                                           -                    -                   -
                          2009
                                                        ------------------  -------------------  ------------------
            Total minimum lease payments due                        54,912                    -              54,912

           Less amounts representing interest                      (5,521)                    -             (5,521)
                                                        ------------------  -------------------  ------------------

                                                        $           49,391  $                    $-          49,391
                                                        ==================  ===================  ==================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of May 31, 2004 and February 29, 2004 the Company owes the following to a stockholder of the Company:

                                                                               May 31,          February 29,
                                                                          ------------------  ----------------
                                                                                 2004               2004
                                                                          ------------------  ----------------
Advances, unsecured, non-interest bearing,
due on demand                                                             $                -  $          2,022
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

         As of May 31, 2004 and February 29, 2004, the Company loaned $9,256 and $18,604 to certain related businesses. The receivables are due on demand and are non-interest bearing.

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $18,369 and $19,307 as of May 31, 2004 and February 29, 2004 . The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $35,244 and $23,071 as of May 31, 2004 and February 29, 2004, respectively.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at May 31, 2004 and February 29, 2004 consists of the following:

                                                                           May 31,        February 29,
                                                                            2004              2004
                                                                      ----------------- -----------------
Lease Payable to Liberty Financial Group, due June 18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                           $             673 $           2,796


Lease Payable to Liberty  Financial Group, due July 15, 2006,  payable $1,630.80 per month with interest at
12%, secured by equipment                                                        41,439            46,741

Note payable to M&T Bank, due December 24, 2005, payable $531.31 per month, with interest at 1.5% over prime (5.5% at February 29, 2004), secured by
personal guarantee by the Company's Stockholder                                   8,283             9,749

Note  payable to M&T Bank,  due March 6, 2006,  payable  $666.74  per month with interest at 1.5% over prime (5.5% at February 29, 2004), secured by
equipment                                                                        13,866            15,659
                                                                      ----------------- -----------------
                                                                                 64,261            74,945
Less Current Portion                                                             30,968            32,456
                                                                      ----------------- -----------------

          Total Long-Term Liability                                   $          33,293 $          42,489
                                                                      ================= =================

         Principal payments due on long-term debt for each of the five years subsequent to February 29, 2004 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2005                          32,456
           2006                          30,715
           2007                          11,774
           2008                               -
           2009                               -
        Thereafter                            -
                             ------------------
           Total             $           74,945
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

         Restroom trailers are custom built to meet local demands. Four trailers have been built by Crescent Moon to service larger events. These chemical restrooms trailers are durably built with marine plywood interiors to facilitate ease of cleaning and repairs of any vandalism or other damage. Top of the line flush restroom trailers are watertight for ease of cleaning with a more attractive white composite interior and porcelain and stainless steel fixtures. These trailers were custom built to Crescent Moon, Inc.'s specifications by Advanced Containment Systems, Inc., and Ameri-Can Engineering. All units are designed to withstand the vibrations and torque associated with transportation.

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

RESULTS OF OPERATIONS

Total Revenues - For the three months ended May 31, 2004 and 2003, the Company had total sales of approximately $87,991 and $22,519, respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - For the three months ended May 31, 2004 and 2003, the Company had costs and expenses of approximately $98,836 and $38,621 respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended May 31, 2004 and 2003, the Company had approximately $533 and ($7,029) provided (used) by cash flow from operating activities.

         At May 31, 2004, the Company had total current assets of $42,655 compared to $24,397 current assets at February 29, 2004. The company had a net working capital deficit of $58,368 and $54,037 at May 31, 2004 and February 29, 2004.

         Net stockholders' equity in the Company was $88,059 and $99,241 as of May 31, 2004 and February 29, 2004.

         The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

         I. EXHIBITS

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


                               CRESCENT MOON, INC.
                                  (Registrant)




DATE:     October 1, 2004             By:    /s/ Robert P. Denome
       ----------------------             --------------------------------------
                                          Robert P. Denome
                                          President, Principal Executive and
                                          Financial Officer