Form 10QSB
period 2004-08-31
CRESCENT MOON INC
filed 2004-10-07
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: August 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
                        Commission file number 000-28777

                               Crescent Moon, Inc.
                      -------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                               Wyoming 86-0970157
                   (State or other jurisdiction (IRS Employer
                      of incorporation) Identification No.)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 August 31,         February 29,
ASSETS                                                                              2004                2004
                                                                             ------------------  ------------------

     Current Assets:
          Cash                                                               $           12,980  $                -
          Accounts Receivable                                                            24,435               5,793
          Related Party Receivable                                                       17,231              18,604
                                                                             ------------------  ------------------

               Total Current Assets                                                      54,646              24,397
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 19,140              19,140
          Port-O-Pot and Trailers                                                       465,547             454,675
          Polyportable Equipment                                                        101,498              99,801
          Less Accumulated Depreciation                                                (392,977)           (358,542)
                                                                             ------------------  ------------------

               Net Fixed Assets                                                         193,208             215,074
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $          247,854  $          239,471
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                                                                                 August 31,         February 29,
                                                                                    2004                2004
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           12,258  $           10,190
          Income Tax Payable                                                                  -                 511
          Accrued Expenses                                                               21,799               3,292
          Bank Overdraft                                                                      -               1,480
          Customer Deposits                                                              12,349               5,412
          Related Party Note Payable                                                          -               2,022
          Bank Line of Credit                                                             6,505              23,071
          Current Portion of Long-Term Debt                                              30,189              32,456
                                                                             ------------------  ------------------

               Total Current Liabilities                                                 83,100              78,434
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        26,022              42,489
          Deferred Tax Liability                                                         17,992              19,307
                                                                             ------------------  ------------------

                Total Non-Current Liabilities                                            44,014              61,796
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       127,114             140,230
                                                                             ------------------  ------------------

     Stockholders' Equity:

          Common Stock, Par Value $.001, Authorized
          100,000,000 shares, Issued and Outstanding
          1,450,000 at August 31, 2004 and February 29, 2004                              1,450               1,450
          Additional Paid in Capital                                                     43,650              43,650
          Retained Earnings (Deficit)                                                    75,640              54,141
                                                                             ------------------  ------------------

               Total Stockholders' Equity                                               120,740              99,241
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          247,854  $          239,471
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the Three Months Ended            For the Six Months Ended
                                                        August 31,                           August 31,
                                                  2004               2003              2004             2003
                                            -----------------  ----------------  ---------------- -----------------

Revenues:                                   $         135,072  $        259,690  $        223,063 $         282,209
                                            -----------------  ----------------  ---------------- -----------------

Expenses:
   Advertising                                          1,197             4,592             2,076             6,334
   General and Administrative                         100,454           118,056           198,411           154,935
                                            -----------------  ----------------  ---------------- -----------------

      Total Operating Expenses                        101,651           122,648           200,487           161,269
                                            -----------------  ----------------  ---------------- -----------------

Net Operating Income (Loss)                            33,421           137,042            22,576           120,940

Other Income (Expense):
   Gain (Loss) on Disposal of Assets                        -                 -                 -             7,500
   Interest Expense                                    (1,117)             (618)           (2,391)           (1,064)
                                            -----------------  ----------------  ---------------- -----------------

   Net Other Income (Expense)                          (1,117)             (618)           (2,391)            6,436
                                            -----------------  ----------------  ---------------- -----------------

   Net Income (Loss) Before Taxes                      32,304           136,424            20,185           127,376

Income and Franchise Taxes                                  -                 -                 -                 -
Deferred Income Tax                                       377             8,215             1,314             8,215
                                            -----------------  ----------------  ---------------- -----------------

     Net Income (Loss)                      $          32,681  $        144,639  $         21,499 $         135,591
                                            =================  ================  ================ =================

Basic & Diluted Earnings
    Income (Loss) per Share                 $            0.02  $           0.10  $           0.01 $            0.09
                                            =================  ================  ================ =================

Weighted Average Shares                             1,450,000         1,450,000         1,450,000         1,450,000
                                            =================  ================  ================ =================







   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                        August 31,
                                                                               2004                     2003
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $              21,499   $            135,591

Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          34,435                 22,901
(Gain) Loss on Disposal of Assets                                                          -                 (7,500)
(Increase) Decrease in Accounts Receivable                                           (18,642)              (117,361)
(Increase) Decrease in Income Tax Receivable                                               -                    341
(Increase) Decrease Related Party Receivable                                           1,373                      -
Increase (Decrease) Accounts Payable                                                   2,068                    768
Increase (Decrease) Accrued Expenses                                                  18,507                 11,052
Increase (Decrease) in Income Tax Payable                                               (511)                     -
Increase (Decrease) Bank Overdraft                                                    (1,480)                     -
Increase (Decrease) Customer Deposits                                                  6,937                 (1,446)
Increase (Decrease) Deferred Tax Liability                                            (1,315)                (8,215)
                                                                       ---------------------   --------------------

 Net Cash provided (used) by operating activities                                     62,871                 36,131
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                             (12,569)               (68,070)
                                                                       ---------------------   --------------------

Net cash provided (used) by investing activities                                     (12,569)               (68,070)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                                -                 69,795
Principal payments on Notes Payable                                                  (18,734)               (17,647)
Net Increase (Decrease) Related Party Payable                                         (2,022)                (1,144)
Net Increase (Decrease) Line of Credit                                               (16,566)                (7,204)
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                 (37,322)                43,800
                                                                       ---------------------   --------------------

Net Increase in Cash and Cash Equivalents                                             12,980                 11,861
Cash and Cash Equivalents at Beginning of Period                                           -                  2,771
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $              12,980   $             14,632
                                                                       =====================   ====================

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                 For the Six Months Ended
                                                                                          August 31,
                                                                               2004                    2003
                                                                       ---------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $               2,391   $              1,064
  Franchise and income taxes                                           $                 511   $                  -

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

         The unaudited financial statements as of August 31, 2004 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at August 31, 2004 and 2003.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the three and six months ended August 31, 2004 was $17,450 and $34,435 and for the same periods in 2003 was 12,377 and $22,901. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $1,197 and $2,076 for the three and six months ended August 31, 2004 and $4,592 and $6,334 for the same periods in 2003.

Reclassifications

         Certain reclassifications have been made in the August 31, 2003 financial statements to conform with the August 31, 2004 presentation.

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

         Total rental expense for the Company for the three and six months ended August 31, 2004, $3,879 and $5,819 and for the same periods in 2003 was $4,392 and $7,582 , respectively, including rent under month-to month leases.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of August 31, 2004 and February 29, 2004 the Company owes the following to a stockholder of the Company:

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

         As of August 31, 2004 and February 29, 2004, the Company loaned $17,231 and $18,604 to certain related businesses. The receivables are due on demand and are non-interest bearing.

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $17,992 and $19,306 as of August 31, 2004 and February 29, 2004 . The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $6,505 and $23,071 as of August 31, 2004 and February 29, 2004, respectively.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at August 31, 2004 and February 29, 2004 consists of the following:

                                                                         August 31,       February 29,
                                                                            2004              2004
                                                                      ----------------- -----------------
Lease Payable to Liberty Financial Group, due June 18, 2004, payable $681.40 per month with interest at
13.8%, secured by equipment                                           $               - $           2,796


Lease Payable to Liberty  Financial Group, due July 15, 2006,  payable $1,630.80 per month with interest at
12%, secured by equipment                                                        37,367            46,741

Note payable to M&T Bank, due December 24, 2005, payable $531.31 per month, with interest at 1.5% over prime (5.5% at February 29, 2004), secured by
personal guarantee by the Company's Stockholder                                   6,796             9,749

Note  payable to M&T Bank,  due March 6, 2006,  payable  $666.74  per month with interest at 1.5% over prime (5.5% at February 29, 2004), secured by
equipment                                                                        12,048            15,659
                                                                      ----------------- -----------------
                                                                                 56,211            74,945
Less Current Portion                                                             30,189            32,456
                                                                      ----------------- -----------------

          Total Long-Term Liability                                   $          26,022 $          42,489
                                                                      ================= =================

         Principal payments due on long-term debt for each of the five years subsequent to February 29, 2004 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2005                          32,456
           2006                          30,715
           2007                          11,774
           2008                               -
           2009                               -
        Thereafter                            -
                             ------------------
           Total             $           74,945
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

RESULTS OF OPERATIONS

Total Revenues - For the three months ended August 31, 2004 and 2003, the Company had total sales of approximately $135,072 and $259,690, respectively. For the six months ended August 31, 2004 and 2003, the Company has total sales of approximately $223,063 and $282,209, respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - For the three months ended August 31, 2004 and 2003, the Company had costs and expenses of approximately $102,768 and $123,266 respectively. For the six months ended August 31, 2004 and 2003, the Company had costs and expenses of approximately $202,878 and $162,333, respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months  ended  August 31,  2004 and 2003,  the  Company had
approximately   $62,871  and  $36,131  provided  by  cash  flow  from  operating activities.

         At August 31, 2004, the Company had total current assets of $54,646 compared to $24,397 current assets at February 28, 2004. The company had a net working capital deficit of $28,454 and $54,037 at August 31, 2004 and February 29, 2004.

         Net stockholders' equity in the Company was $120,740 and $99,241 as of August 31, 2004 and February 29,
2004.

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


                               CRESCENT MOON, INC.
                                  (Registrant)




DATE:     October 1, 2004             By:    /s/ Robert P. Denome
       ----------------------             -------------------------------------
                                          Robert P. Denome
                                          President, Principal Executive and
                                          Financial Officer