Form 10QSB
period 2004-11-30
CRESCENT MOON INC
filed 2005-04-27
CIK 1101101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: November 30, 2004

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 30, 2004 1,450,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,        February 29,
ASSETS                                                                              2004                2004
------
                                                                             ------------------  ------------------

     Current Assets:
          Cash                                                               $            9,240  $                -
          Accounts Receivable                                                            11,660               5,793
          Related Party Receivable                                                       23,030              18,604
                                                                             ------------------  ------------------

               Total Current Assets                                                      43,930              24,397
                                                                             ------------------  ------------------

     Property and Equipment:
          Office Furniture and Equipment                                                 25,406              19,140
          Port-O-Pot and Trailers                                                       465,547             454,675
          Polyportable Equipment                                                        101,498              99,801
          Less Accumulated Depreciation                                                (407,951)           (358,542)
                                                                             ------------------  ------------------

               Net Fixed Assets                                                         184,500             215,074


TOTAL ASSETS                                                                 $          228,430  $          239,471
                                                                             ==================  ==================

                               CRESCENT MOON, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)

                                                                                November 30,        February 29,
                                                                                    2004                2004
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Accounts Payable                                                   $           18,459  $           10,190
          Income Tax Payable                                                                  -                 511
          Accrued Expenses                                                               28,185               3,292
          Bank Overdraft                                                                      -               1,480
          Customer Deposits                                                               4,375               5,412
          Related Party Note Payable                                                     22,372               2,022
          Bank Line of Credit                                                             6,505              23,071
          Current Portion of Long-Term Debt                                              30,417              32,456
                                                                             ------------------  ------------------

               Total Current Liabilities                                                110,313              78,434
                                                                             ------------------  ------------------

     Non-Current Liabilities:
          Long-Term Notes Payable                                                        18,883              42,489
          Deferred Tax Liability                                                         18,059              19,307
                                                                             ------------------  ------------------

                Total Non-Current Liabilities                                            36,942              61,796
                                                                             ------------------  ------------------

TOTAL LIABILITIES                                                                       147,255             140,230
                                                                             ------------------  ------------------

     Stockholders' Equity:

          Common Stock, Par Value $.001, Authorized
          100,000,000 shares, Issued and Outstanding
          1,450,000 at November 30, 2004 and February 29, 2004                            1,450               1,450
          Additional Paid in Capital                                                     43,650              43,650
          Retained Earnings (Deficit)                                                    36,075              54,141
                                                                             ------------------  ------------------

               Total Stockholders' Equity                                                81,175              99,241
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          228,430  $          239,471
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the Three Months Ended           For the Nine Months Ended
                                                       November 30,                         November 30,
                                                  2004               2003              2004             2003
                                            -----------------  ----------------  ---------------- -----------------

Revenues:                                   $          94,855  $         73,180  $        317,918 $         355,389
                                            -----------------  ----------------  ---------------- -----------------

Expenses:
   Advertising                                          4,444             2,027             6,520             8,361
   General and Administrative                         128,928            94,261           327,339           249,196
                                            -----------------  ----------------  ---------------- -----------------

      Total Operating Expenses                        133,372            96,288           333,859           257,557
                                            -----------------  ----------------  ---------------- -----------------

Net Operating Income (Loss)                           (38,517)          (23,108)          (15,941)           97,832

Other Income (Expense):
   Gain (Loss) on Disposal of Assets                        -                 -                 -             7,500
   Interest Expense                                      (981)             (486)           (3,372)           (1,550)
                                            -----------------  ----------------  ---------------- -----------------

   Net Other Income (Expense)                            (981)             (486)           (3,372)            5,950
                                            -----------------  ----------------  ---------------- -----------------

   Net Income (Loss) Before Taxes                     (39,498)          (23,594)          (19,313)          103,782

Income and Franchise Taxes                                  -              (327)                -              (327)
Deferred Income Tax                                       (67)           10,464             1,247            18,679
                                            -----------------  ----------------  ---------------- -----------------

     Net Income (Loss)                      $         (39,565) $        (13,457) $        (18,066)$         122,134
                                            =================  ================  ================ =================

Basic & Diluted Earnings
    Income (Loss) per Share                 $          (0.03)  $         (0.01)  $         (0.01) $            0.08
                                            =================  ================  ================ =================

Weighted Average Shares                             1,450,000         1,450,000         1,450,000         1,450,000
                                            =================  ================  ================ =================




   The accompanying notes are an integral part of these financial statements.

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                       November 30,
                                                                               2004                     2003
                                                                       ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $             (18,066)  $            122,134
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation                                                                          49,409                 38,222
(Gain) Loss on Disposal of Assets                                                          -                 (7,500)
(Increase) Decrease in Accounts Receivable                                            (5,867)               (23,126)
(Increase) Decrease in Income Tax Receivable                                               -                    341
(Increase) Decrease Related Party Receivable                                          (4,426)                     -
Increase (Decrease) Accounts Payable                                                   8,269                 13,864
Increase (Decrease) Accrued Expenses                                                  24,893                 11,203
Increase (Decrease) in Income Tax Payable                                               (511)                     -
Increase (Decrease) Bank Overdraft                                                    (1,480)                     -
Increase (Decrease) Customer Deposits                                                 (1,037)                (1,446)
Increase (Decrease) Deferred Tax Liability                                            (1,248)               (18,680)
                                                                       ---------------------   --------------------

 Net Cash provided (used) by operating activities                                     49,936                135,012
                                                                       ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                             (18,835)              (136,059)
                                                                       ---------------------   --------------------

Net cash provided (used) by investing activities                                     (18,835)              (136,059)
                                                                       ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                                                -                 69,795
Principal payments on Notes Payable                                                  (25,645)               (25,553)
Net Increase (Decrease) Related Party Payable                                         20,350                 (4,509)
Net Increase (Decrease) Line of Credit                                               (16,566)               (33,149)
                                                                       ---------------------   --------------------

 Net Cash Provided by (used in) Financing Activities                                 (21,861)                 6,584
                                                                       ---------------------   --------------------

Net Increase in Cash and Cash Equivalents                                              9,240                  5,537
Cash and Cash Equivalents at Beginning of Period                                           -                  2,771
                                                                       ---------------------   --------------------

Cash and Cash Equivalents at End of Period                             $               9,240   $              8,308
                                                                       =====================   ====================

                               CRESCENT MOON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                                For the Nine Months Ended
                                                                                       November 30,
                                                                               2004                     2003
                                                                       ---------------------   --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                             $               3,372   $              1,550
  Franchise and income taxes                                           $                 511   $                327

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

         The unaudited financial statements as of November 30, 2004 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at November 30, 2004 and 2003.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the three and nine months ended November 30, 2004 was $14,974 and $49,409 and for the same periods in 2003 was $15,321 and $38,222. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Revenue Recognition

         Revenue is recognized as services are performed.

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $4,444 and $6,520 for the three and nine months ended November 30, 2004 and $2,027 and $8,361 for the same periods in 2003.

Reclassifications

         Certain reclassifications have been made in the November 30, 2003 financial statements to conform with the November 30, 2004 presentation.

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

         Total rental expense for the Company for the three and nine months ended November 30, 2004, $2,910 and $8,729 and for the same periods in 2003 was $5,286 and $12,868, respectively, including rent under month-to month leases.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

         As of November 30, 2004 and February 29, 2004 the Company owes the following to a stockholder of the Company:


                                                                             November 30,       February 29,
                                                                          ------------------  ----------------
                                                                                 2004               2004
                                                                          ------------------  ----------------
Advances, unsecured, non-interest bearing,
due on demand                                                             $           22,372  $          2,022
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

         As of November 30, 2004 and February 29, 2004, the Company loaned $16,241and $18,604 to certain related businesses. The receivables are due on demand and are non-interest bearing.

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax liability of $18,059 and $19,307 as of November 30, 2004 and February 29, 2004 . The deferred tax liability (asset) is the result of excess depreciation for income tax purposes over the amount for financial reporting purposes.

NOTE 5 - LINE OF CREDIT

         The Company has a $50,000 revolving line of credit payable to M&T Bank, due on demand with interest of 1.5% over prime. The balance due on the line of credit was $6,505 and $23,071 as of November 30, 2004 and February 29, 2004, respectively.

                               CRESCENT MOON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE 6 - LONG TERM DEBT

         Long-term liabilities of the Company at November 30, 2004 and February 29, 2004 consists of the following:

                                                                        November 30,      February 29,
                                                                            2004              2004
                                                                      ----------------- -----------------
Lease Payable to Liberty Financial Group, due
June 18, 2004, payable $681.40 per
month with interest at
13.8%, secured by equipment                                           $                 $-          2,796

Lease Payable to Liberty  Financial Group, due
July 15, 2006,  payable $1,630.80
per month with interest at
12%, secured by equipment                                                        33,807            46,741

Note payable to M&T Bank, due December 24, 2005,
payable $531.31 per month, with interest at
1.5% over prime (5.5% at February 29, 2004), secured by
personal guarantee by the Company's Stockholder                                   5,288             9,749

Note  payable to M&T Bank,  due March 6, 2006,
payable  $666.74  per month with interest at
1.5% over prime (5.5% at February 29, 2004), secured by
equipment                                                                        10,205            15,659
                                                                      ----------------- -----------------
                                                                                 49,300            74,945
Less Current Portion                                                             30,417            32,456
                                                                      ----------------- -----------------

          Total Long-Term Liability                                   $          18,883 $          42,489
                                                                      ================= =================

         Principal payments due on long-term debt for each of the five years subsequent to February 29, 2004 and thereafter are as follows:


       Year ending:                Amount
---------------------------  ------------------
           2005                          32,456
           2006                          30,715
           2007                          11,774
           2008                               -
           2009                               -
        Thereafter                            -
                             ------------------
           Total             $           74,945
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

RESULTS OF OPERATIONS

Total Revenues - for the three months ended November 30, 2004 and 2003, the Company had total sales of approximately $94,855 and $73,180, respectively. For the nine months ended November 30, 2004 and 2003, the Company has total sales of approximately $317,918 and $355,389, respectively. Revenues consist primarily of fees collected for the rental and management of portable restrooms.

Costs and Expenses - for the three months ended November 30, 2004 and 2003, the Company had costs and expenses of approximately $134,353 and $96,774 respectively. For the nine months ended November 30, 2004 and 2003, the Company had costs and expenses of approximately $337,231 and $251,934, respectively. Costs and expenses consist primarily of selling and marketing expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended November 30, 2004 and 2003, the Company had approximately $49,936 and $135,012, provided by cash flow from operating activities.

         At November 30, 2004, the Company had total current assets of $43,930 compared to $24,397 current assets at February 29, 2004. The company had a net working capital deficit of $66,383 and $54,037 at November 30, 2004 and February 29, 2004.

         Net stockholders' equity in the Company was $81,175 and $99,241 as of November 30, 2004 and February 29, 2004.

         The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of November 30, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) The Company did not file a report on Form 8-K during the quarter ended November 30, 2004


(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CRESCENT MOON, INC.
                                  (Registrant)




DATE:     April 20, 2005              By:    /s/ Robert P. Denome
       ---------------------              -----------------------
                                          Robert P. Denome
                                          President, Principal Executive and
                                          Financial Officer